Form 10-Q
period 1998-06-30
CNBT BANCSHARES INC
filed 1998-08-13
CIK 1058995

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter ended June 30, 1998

[_] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       Commission File Number  000-24553

                             CNBT BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)

             Texas                                         76-0575813
  (State or other jurisdiction                          (I.R.S. employer
  of incorporation or organization)                     identification no.)

                            5320 Bellaire Boulevard
                             Bellaire, Texas 77401
         (Address of principal executive offices, including zip code)

                                 713-661-4444
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 ("Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No [_]

At June 30, 1998, 5,065,601 shares of Citizens National Bank of Texas, common stock, $2.03 par value, were outstanding.

                             CNBT BANCSHARES, INC.

                                     INDEX

                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets at June 30, 1998 and 1997
              and at December 31, 1997.......................................  3

              Consolidated Statements of Income for the Three Months
              Ended June 30, 1998 and June 30, 1997 and the Six Months
              Ended June 30, 1998 and June 30, 1997..........................  4

              Consolidated Statements of Comprehensive Income for the
              Three Months Ended June 30, 1998 and 1997 and the Six
              Months Ended June 30, 1998 and 1997............................  5

              Consolidated Statements of Stockholders' Equity for the
              Year Ended December 31, 1997 and for the Six Months
              Ended June 30, 1998............................................  6

              Consolidated Statements of Cash Flows for the Six Months
              Ended June 30, 1998 and 1997...................................  7

              Notes to Interim Consolidated Financial Statements.............  8

     Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

              Overview....................................................... 10

              Results of Operations.......................................... 11

              Financial Condition............................................ 15

     Item 3   Quantitative and Qualitative Disclosures About Market Risk..... 23

PART II.  OTHER INFORMATION

     Item 1   Legal Proceedings.............................................. 23

     Item 4   Submission of Matters to a Vote of Security Holders............ 23

     Item 5   Other Information.............................................. 24

     Item 6   Exhibits and Reports on Form 8-K............................... 25

SIGNATURES................................................................... 25

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                 CITIZENS NATIONAL BANK OF TEXAS AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        JUNE 30,          DECEMBER 31,
                                                                 ----------------------   ------------
                                                                   1998        1997           1997
                                                                 --------   -----------   ------------
                                                                       (UNAUDITED)
ASSETS
 Cash and due from banks......................................   $ 12,355     $ 11,452        $ 12,099
 Due from banks - interest bearing overnight funds............         56           27           3,177
 Investment securities available-for-sale.....................    109,131       88,434          93,036
 Investment securities held-to-maturity (approximate
  market value of $108,082 and $69,353 at June 30,
  1998 and 1997, respectively (unaudited), and
  $77,569 at December 31, 1997)...............................    107,247       69,218          76,795
 Loans, net...................................................    108,139       95,751         101,866
 Bank premises and equipment, net.............................      5,862        5,421           5,384
 Other assets.................................................      3,823        2,962           3,249
                                                                 --------     --------        --------
TOTAL ASSETS..................................................   $346,613     $273,265        $295,606
                                                                 ========     ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Deposits
  Demand......................................................   $ 66,214     $ 50,998        $ 54,598
  NOW Accounts................................................     20,551       18,810          20,209
  Savings.....................................................      7,720        6,708           6,932
  Money market................................................     75,379       67,527          68,786
  Time, $100,000 and over.....................................     41,174       29,741          31,173
  Other time..................................................     87,597       75,763          79,209
                                                                 --------     --------        --------
   TOTAL DEPOSITS.............................................    298,635      249,547         260,907
 Other borrowed funds.........................................     13,000        2,700               0
 Accrued interest and other liabilities.......................      1,682        1,047           2,483
 Federal income taxes payable.................................        222            0              35
 Deferred income taxes payable................................        425          357             534
                                                                 --------     --------        --------
   TOTAL LIABILITIES..........................................    313,964      253,651         263,959
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
 Common stock, $2.03 par value, 30,000,000
  shares authorized, 5,065,601 (unaudited),
  3,893,091 (unaudited), and 5,044,181 shares
  issued and outstanding at June 30, 1998 and
  1997 and December 31, 1997, respectively....................     10,285        7,905          10,242
 Surplus......................................................     16,679        7,905          16,656
 Retained earnings............................................      4,791        3,123           3,637
 Net unrealized gains on available-for-sale securities, net
  of deferred income taxes of $461, $351 and $573
  at June 30, 1998 and 1997 (unaudited),
  and December 31, 1997, respectively.........................        894          681           1,112
                                                                 --------     --------        --------
   TOTAL STOCKHOLDERS' EQUITY.................................     32,649       19,614          31,647
                                                                 --------     --------        --------
 TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY.......................................................   $346,613     $273,265        $295,606
                                                                 ========     ========        ========

      See accompanying notes to interim consolidated financial statements.

                CITIZENS NATIONAL BANK OF TEXAS AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED              SIX MONTHS ENDED
                                                        JUNE 30,                      JUNE 30,
                                                   ----------------               -----------------
                                                   1998       1997                 1998       1997
                                                   ------    ------               -------    ------
INTEREST INCOME
 Interest and fees on loans..................      $2,670    $2,303               $ 5,276    $4,549
 Interest on investment securities:
  Taxable....................................       2,457     2,044                 4,605     4,079
  Nontaxable.................................         708       490                 1,385       869
                                                   ------    ------               -------    ------
   Total interest on investment securities...       3,165     2,534                 5,990     4,948
                                                   ------    ------               -------    ------
  TOTAL INTEREST INCOME......................       5,835     4,837                11,266     9,497

INTEREST EXPENSE
 Interest on deposits and FHLB borrowings....       2,723     2,250                 5,127     4,362
                                                   ------    ------               -------    ------
  Net interest income........................       3,112     2,587                 6,139     5,135

PROVISION FOR LOAN LOSSES....................         167       167                   332       327
                                                   ------    ------               -------    ------
 Net interest income after provision
    for loan losses..........................       2,945     2,420                 5,807     4,808

OTHER INCOME
 Service fees................................         491       482                   980       979
 Net realized gains (losses) on sale of
  available-for-sale securities..............          (1)        0                    50       (13)
 Other operating income......................         316        81                   396       137
                                                   ------    ------               -------    ------
  TOTAL OTHER INCOME.........................         806       563                 1,426     1,103

OTHER EXPENSES
 Salaries and employee benefits..............       1,200       953                 2,300     1,879
 General and administrative..................         356       269                   686       531
 Data processing.............................         225       202                   451       387
 FDIC assessments............................           7         8                    15        14
 Occupancy expenses, net.....................         141       124                   275       250
 Equipment maintenance.......................         154       128                   282       238
 Postage and printing fees...................         125       110                   225       194
 Professional fees...........................         142        74                   263       143
                                                   ------    ------               -------    ------
  TOTAL OTHER EXPENSES.......................       2,350     1,868                 4,497     3,636
                                                   ------    ------               -------    ------

INCOME BEFORE FEDERAL INCOME
  TAXES......................................       1,401     1,115                 2,736     2,275

 Applicable federal income taxes.............         346       308                   671       604
                                                   ------    ------               -------    ------
NET INCOME...................................      $1,055    $  807               $ 2,065    $1,671
                                                   ======    ======               =======    ======
 Earnings per common share:
  Basic Earnings Per Share...................        $.21      $.21                  $.41      $.43
                                                   ======    ======               =======    ======
  Fully Diluted Earnings Per Share...........        $.20      $.20                  $.40      $.42
                                                   ======    ======               =======    ======

     See accompanying notes to interim consolidated financial statements.

                CITIZENS NATIONAL BANK OF TEXAS AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED              SIX MONTHS ENDED
                                                        JUNE 30,                      JUNE 30,
                                                   ----------------               -----------------
                                                   1998       1997                 1998       1997
                                                   ------    ------               -------    ------
                                                                     (UNAUDITED)
 Net income......................................  $1,055    $  807               $2,065     $1,671

 Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising
    during period................................      93     1,298                 (251)       432
  Less:  reclassification adjustment for gains
    (losses) included in net income..............       0         0                   33          9
                                                   ------    ------               ------     ------
                                                       93     1,298                 (218)       441
                                                   ------    ------               ------     ------

 Comprehensive income............................  $1,148    $2,105               $1,847     $2,112
                                                   ======    ======               ======     ======



      See accompanying notes to interim consolidated financial statements.

                CITIZENS NATIONAL BANK OF TEXAS AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                    ACCUMULATED
                                               COMMON STOCK                            OTHER
                                           -------------------                         COMPRE-
                                                         PAR              RETAINED     HENSIVE
                                             SHARES     VALUES   SURPLUS  EARNINGS     INCOME     TOTAL
                                           ---------   -------   -------   -------     -------    -------
BALANCE, DECEMBER 31, 1996..............   3,886,491   $ 6,303   $ 6,303   $ 5,025     $   240    $17,871
 Par value change.......................           0     1,590     1,594    (3,184)          0          0
 Proceeds from exercise of
  stock options.........................       7,690        14         9         0           0         23
 Cash dividends ($.10 per share)........           0         0         0      (389)          0       (389)
 Cash dividends ($.30 per share)........           0         0         0    (1,513)          0     (1,513)
 Net proceeds from issuance of stock
  through initial public offering.......   1,150,000     2,335     8,750         0           0     11,085
 Comprehensive income:
 Unrealized gains on investment
  securities available-for-sale, net
  of deferred income taxes of $334......           0         0         0         0         872        872
 Net income.............................           0         0         0     3,698           0      3,698
                                           ---------   -------   -------   -------     -------    -------
 Total comprehensive income.............                                                            4,570
                                                                                                  -------

BALANCE, DECEMBER 31, 1997..............   5,044,181    10,242    16,656     3,637     $ 1,112     31,647
 Proceeds from exercise of stock
  options (unaudited)...................      21,420        43        23         0           0         66
  Cash dividends ($.09) per share
 (unaudited)............................           0         0         0      (911)          0       (911)
 Comprehensive income:
  Unrealized loss on investment
   securities available for-sale, net
   of deferred income tax benefit of
   $161 (unaudited).....................           0         0         0         0        (218)      (218)
  Net income (unaudited)................           0         0         0     2,065           0      2,065
                                           ---------   -------   -------   -------     -------    -------
 Total comprehensive income (unaudited).                                                            1,847
                                                                                                  -------

BALANCE, JUNE 30, 1998
 (UNAUDITED)............................   5,065,601   $10,285   $16,679   $ 4,791     $   894    $32,649
                                           =========   =======   =======   =======     =======    =======

      See accompanying notes to interim consolidated financial statements.

                CITIZENS NATIONAL BANK OF TEXAS AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                                ---------------------
                                                                  1998        1997
                                                                ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income..................................................   $  2,065    $  1,671
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation..............................................        204         183
   Premium amortization net of  discount accretion...........        (56)         21
   Provision for loan losses.................................        332         327
   Net realized gains (losses) on available-for-sale
   securities................................................        (50)         13
   Loss on disposal of bank premises and equipment
    and other assets.........................................         69          27
   Provision (benefit) for deferred taxes....................          3           6
 Changes in assets and liabilities:
   Accrued interest receivable...............................       (310)       (407)
   Other assets..............................................       (275)        (70)
   Accrued expenses..........................................        208         185
   Accrued interest payable..................................         48          84
   Federal income taxes payable..............................        187        (258)
                                                                --------    --------
  NET CASH PROVIDED BY OPERATING
   ACTIVITIES................................................      2,425       1,782

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of available-for-sale securities..................    (31,809)    (13,574)
 Proceeds from sales of available-for-sale securities........     11,800       3,729
 Proceeds from maturities of available-for-sale securities...      3,617       1,161
 Purchases of held-to-maturity securities....................    (48,564)     (9,011)
 Proceeds from maturities of held-to-maturity securities.....     18,185       8,181
 Loans originated, net of principal collected................     (6,750)     (5,576)
 Proceeds from sales of other real estate and repossessed
  assets.....................................................         87          57
 Cash paid for bank premises and equipment...................       (682)       (419)
                                                                --------    --------
  NET CASH USED IN INVESTING ACTIVITIES......................    (54,116)    (15,452)

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in demand deposits, NOW,
  savings, and money market accounts.........................     19,339       6,184
 Proceeds from sales of time deposits, net of payments
  for maturing time deposits.................................     18,389       5,305
 Net increase in other borrowed funds........................     13,000       2,700
 Proceeds from exercise of stock options.....................         66          20
 Dividends paid..............................................     (1,968)     (1,449)
                                                                --------    --------
  NET CASH PROVIDED BY FINANCING
   ACTIVITIES................................................     48,826      12,760
                                                                --------    --------

 NET DECREASE IN CASH AND CASH
  EQUIVALENTS................................................     (2,865)       (910)

 CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD..................................................     15,276      12,389
                                                                --------    --------

 CASH AND CASH EQUIVALENTS AT END OF
  PERIOD.....................................................   $ 12,411    $ 11,479
                                                                ========    ========

     See accompanying notes to interim consolidated financial statements.

                     CITIZENS NATIONAL BANK AND SUBSIDIARY
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year-ended December 31, 1997, of Citizens National Bank of Texas (the "Bank") as filed with the Comptroller of the Currency, and included as Exhibit 99.1 to the Form S-4 Registration Statement (File No. 333-50039) of CNBT Bancshares, Inc. filed with the Securities and Exchange Commission on April 14, 1998.

(2)  Earnings Per Common Share

     Earnings per common share was computed based on the following (in thousands, except per share amounts):

                                                           Three Months Ended       Six Months Ended
                                                                 June 30,                 June 30,
                                                        ------------------------   -----------------------
                                                           1998          1997        1998         1997
                                                        ----------    ----------   ----------   ----------
                                                                             (Unaudited)

Net income...................................           $    1,055    $      807   $    2,065   $    1,671

 Divided by weighted average common
   shares and common share equivalents:
    Weighted average common shares...........            5,061,778     3,888,957    5,054,023    3,887,731
    Weighted average common share
      equivalents............................               92,728        55,560       97,065       56,184
                                                        ----------    ----------   ----------   ----------
 Total average common shares and
   common share equivalents..................            5,154,506     3,944,517    5,151,088    3,943,915
                                                        ==========    ==========   ==========   ==========
 Earnings per common share - Basic...........           $     0.21    $     0.21   $     0.41   $     0.43
                                                        ==========    ==========   ==========   ==========

 Earnings per common share - Fully Diluted...           $     0.20    $     0.20   $     0.40   $     0.42
                                                        ==========    ==========   ==========   ==========

     Note: Common shares, common share equivalents, and earnings per share for 1997 have been adjusted to reflect a 10% stock dividend declared in May 1997. See note (3) below for additional information regarding the stock split.

(3)  Common Stock

     During July 1997, the Board of Directors and stockholders authorized and approved an increase in the authorized shares available for issuance from 5,000,000 shares to 30,000,000 shares.

     On March 25, 1997, the Board of Directors authorized an increase in the par value of common stock from $1.784 to $2.03 per share which effectively increased common stock by $1,590,000 and surplus by $1,594,000 with a corresponding charge to retained earnings of $3,184,000. Additionally, a 10% stock dividend representing 353,797 shares of common stock was declared to stockholders of record on April 30, 1997. During the six months ended June 30, 1997, a dividend of $.10 per share was declared and paid to stockholders of record in May 1997 totaling $389,000.

     The Bank's Board of Directors declared cash dividends to be payable to stockholder's of record for the quarters ending June 30,1998 and March 31, 1998. The cash dividends were each $0.09 per share and were payable July 15, 1998 and April 15, 1998, respectively.

     On October 6, 1997, the Bank completed the sale of 1,150,000 shares of its Common Stock, $2.03 par value per share, in an initial public offering. The Bank realized proceeds, net of the underwriting discount, of $11,085,000. The Bank is using the net proceeds of the sale for general corporate purposes, including the development or acquisition of additional branches or the acquisition of other financial institutions. Pending the application of the net proceeds, the Bank has invested such proceeds in accordance with its normal investment policies.

     As of June 30, 1998, an additional 21,314 shares of common stock were issuable (without regard to vesting restrictions) upon exercise of outstanding employee stock options under the Bank's 1992, 1994, 1995, and 1997 Stock Option Plans.

(4)  Comprehensive Income

     In June 1997, SFAS No. 130, Reporting Comprehensive Income was issued. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by owners (changes in paid in capital) and distributions to owners (dividends). This statement is effective for fiscal years beginning after December 15, 1997. For the three and six months periods ended June 30, 1998 and 1997, unrealized holding gain (losses) on debt and equity securities available-for-sale is the Bank's only other comprehensive income component. Prior periods have been reclassified to reflect the application of the provisions of SFAS No. 130. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three and six months ended June 30, 1998 and 1997:

                                                                     Three Months Ended
                                             --------------------------------------------------------------------
                                                       June 30, 1998                        June 30, 1997
                                             -----------------------------------      ---------------------------
                                                            Tax           Net                    Tax        Net
                                                           Expense       of Tax                 Expense    of Tax
                                              Pretax      (Benefit)      Amount       Pretax   (Benefit)   Amount
                                              ------      ---------      -------      ------   ---------   ------
   Net unrealized gain (loss) on
     securities available-for-sale......      $ 141         $  (48)       $ 93        $1,967     $(669)    $1,298

   Less:  reclassification adjustment
     for net gain (loss) realized in
     net income.........................          0              0           0             0         0          0
                                              -----         ------        ----        ------     -----     ------

   Other comprehensive income...........      $ 141         $  (48)       $ 93        $1,967     $(669)    $1,298
                                              =====         ======        ====        ======     =====     ======

                                                                         Six Months Ended
                                             --------------------------------------------------------------------
                                                       June 30, 1998                        June 30, 1997
                                             -----------------------------------      ---------------------------
                                                            Tax           Net                    Tax        Net
                                                           Expense       of Tax                 Expense    of Tax
                                              Pretax      (Benefit)      Amount       Pretax   (Benefit)   Amount
                                              ------      ---------      -------      ------   ---------   ------
   Net unrealized gain (loss) on
     securities available-for-sale......      $(380)        $  129        $(251)      $  655     $(223)    $  432

   Less:  reclassification adjustment
     for net gain (loss) realized in
     net income.........................         50            (17)          33          (13)        4         (9)
                                              -----         ------        -----       ------     -----     ------

   Other comprehensive income...........      $(330)        $  112        $(218)      $  668     $(227)    $  441
                                              =====         ======        =====       ======     =====     ======

(5)  Recent Accounting Standards

      In June 1997, SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information was issued. This statement requires public companies to report certain information about their operating segments in their annual financial statements and quarterly reports issued to stockholders. It also requires public companies to report certain information about their products and services, the geographic areas in which they operate, and their major customers. This statement is effective for fiscal years beginning after December 15, 1997. Earlier application is encouraged. Implementation of SFAS No. 131 should have no material effect on the Bank's Consolidated Financial Statements.

(6)  General

     CNBT Bancshares, Inc., a Texas corporation (the "Company"), was incorporated under the laws of the State of Texas on April 8, 1998, primarily to serve as a holding company for the Bank. All requisite regulatory approvals and the satisfaction of all other conditions to the organization of the Bank into a holding company structure have been completed. The reorganization was effective on July 2, 1998. The accompanying unaudited consolidated financial statements reflect the financial position, results of operations, and cash flows of the Bank, as the formation of the holding company was consummated after the end of the quarter ended June 30, 1998. For further discussion of the holding company formation, the reader is directed to the Company's Form S-4 Registration Statement (File No. 333-50039) filed with the Securities and Exchange Commission on April 14, 1998, as amended.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     On June 23, 1998, the stockholders of Citizens National Bank of Texas (the "Bank") approved an Agreement and Plan of Merger dated April 20, 1998, relating to the formation of a bank holding company structure with CNBT Bancshares, Inc. (hereinafter referred to as the "Company") serving as the holding company of the Bank. This transaction was consummated on July 2, 1998, accordingly, financial information for the period ended June 30, 1998, contained herein, only reflects the operations of the Bank. For further discussion on the holding company formation, the reader is directed to the Company's Form S-4 Registration Statement (File No. 333-50039) filed April 14, 1998, as amended, and Item 5 herein below.

     The Bank has received approval from the Office of the Comptroller of the Currency ("OCC") to establish a new branch in Northwest Houston near the intersection of N. Eldridge and FM 529. The new branch opened May 15, 1998, in a interim location that will be replaced by a permanent stand alone branch to be built by the Bank. Consistent with its policy of obtaining the services of an experienced banking professional when opening a new branch, the Bank has hired Robert J. Kramer as President of the new branch. Most recently, Mr. Kramer was President and Chief Executive Officer of Independence Bank, N.A., Houston, Texas, which operated in the area of the new branch. Mr. Kramer has been active in banking in the Houston area since 1961.

     For the six months ended June 30, 1998, the Bank had net income of $2.1 million, an increase of $400,000 or 23.5% from the same time period in 1997. This earnings growth was due primarily to an increase in net interest income, which resulted from strong loan growth. Net income per share, basic and fully diluted, decreased to $0.41 and $.40, respectively, for the six months ended June 30, 1998, from $0.43 and $0.42 for the same time period in 1997. The Bank's annualized return on average assets was 1.31% and the annualized return on average common equity was 12.90% for the six months ended June 30, 1998, compared to 1.26% and 18.29% for the same time period in 1997. Earning per share and return on equity declined as a result of the issuance by the Bank of 1,150,000 shares in October 1997.

     Total assets increased to $346.6 million at June 30, 1998, from $273.3 million at June 30, 1997, an increase of $73.3 million or 26.8%, and from $295.6 million at December 31, 1997, an increase of $51.0 million or 17.3%. The increase was due primarily to an increase in the Bank's deposits. Deposits increased to $298.6 million at June 30, 1998, from $249.5 million at June 30, 1997, an increase of $49.1 million or 19.7%, and from $260.9 million at December 31, 1997, an increase of $37.7 million or 14.4%. Total stockholders' equity was $32.6 million at June 30, 1998, representing an increase of $13.0 million or 66.3% over total stockholders' equity of $19.6 million at June 30, 1997, and an increase of $1.0 million or 3.2% over stockholders' equity of $31.6 million at December 31, 1997. The significant increase in stockholders' equity is attributable to the initial public offering in October 1997.

Results of Operations

  Net Interest Income

     Net interest income for the six months ended June 30, 1998, was $6.1 million, an increase of $1.0 million or 19.6% from $5.1 million for the six months ended June 30, 1997. The Bank's net interest margin was 4.14% and 4.13% and the net interest spread was 3.02% and 3.21% for the six months ended June 30, 1998 and 1997, respectively. The increase in net interest margin resulted from an increase in net interest income relative to the increase in total average interest-earning assets. There was a decrease in the yield on total interest-earning assets of 0.03% and an increase of 0.16% in the rate paid on interest-bearing liabilities which resulted in a decrease in net interest spread.

      The increase in net interest income resulted from increases in the Bank's loan and securities portfolios. Interest income from loans increased to $5.3 million from $4.5 million for the six months ended June 30, 1998 and 1997, respectively, an increase of $727,000 or 16.0%. The growth in the loan portfolio helped increase the yield to 9.92% for the six months ended June 30, 1998, from 9.74% for the six months ended June 30, 1997. Interest income from the securities portfolio increased to $6.0 million for the six months ended June 30, 1998, from $4.9 million for the six months ended June 30, 1997, a $1.1 million or 22.4% increase. This was due primarily to a 21.4% increase in average securities held by the Bank and a yield that decreased to 6.30% for the six months ended June 30, 1998, compared to the same period in 1997. Partially offsetting the interest income growth was an increase in interest expense, which grew to $5.1 million for the six months ended June 30, 1998, compared to $4.4 million for the six months ended June 30, 1997. This increase was the result of strong growth in average deposits, in particular, money market and savings deposits and certificates of deposit.

     The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made and all average balances are average daily balances. Nonaccruing loans have been included in the tables as loans carrying a zero yield.

                                                       SIX MONTHS ENDED                   SIX MONTHS ENDED
                                                         JUNE 30, 1998                      JUNE 30, 1997
                                            ----------------------------------   ----------------------------------
                                              AVERAGE     INTEREST    AVERAGE      AVERAGE      INTEREST    AVERAGE
                                            OUTSTANDING   EARNED/     YIELD/     OUTSTANDING    EARNED/     YIELD/
                                              BALANCE       PAID       RATE        BALANCE        PAID       RATE
                                            -----------   --------   ---------   ------------   --------    -------
                                                                         (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
   Loans.................................      $106,338    $ 5,276       9.92%      $ 93,376     $ 4,549     9.74%
   Securities............................       187,950      5,924       6.30        154,806       4,938     6.38
   Federal funds sold and other
    earning assets.......................         2,011         66       6.56            742          10     2.70
                                               --------    -------                  --------     -------
    Total interest-earning assets........       296,299     11,266       7.60        248,924       9,497     7.63
Less:  allowance for loan losses.........         1,022                                  715
                                               --------                             --------
Total earning assets, net of allowance...       295,277                              248,209
Nonearning assets........................        21,062                               16,946
                                               --------                             --------

    Total Assets.........................      $316,339                             $265,155
                                               ========                             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
   Interest-bearing demand deposits......      $ 20,322    $   178       1.75%      $ 19,275     $   168     1.74%
   Saving and money market
    accounts.............................        78,457      1,478       3.77         69,531       1,246     3.58
   Certificates of deposit...............       116,874      3,254       5.57        103,211       2,804     5.43
   Borrowed funds........................         8,051        217       5.39          5,289         144     5.45
                                                           -------                  --------     -------
    Total interest-bearing liabilities...       223,704      5,127       4.58        197,306       4,362     4.42
                                                           -------                  --------     -------
Noninterest-bearing liabilities:
   Noninterest-bearing demand
    deposit..............................        58,406                               48,320
   Other liabilities.....................         2,217                                1,256
                                               --------                             --------
    Total liabilities....................       284,327                              246,882
Stockholders' equity.....................        32,012                               18,273
                                               --------                             --------
    Total liabilities and
      stockholders' equity...............      $316,339                             $265,155
                                               ========                             ========

Net interest income......................                  $ 6,139                               $ 5,135
                                                           =======                               =======
Net interest spread (1)..................                                3.02%                               3.21%
Net interest margin (2)..................                                4.14%                               4.13%

(1) The interest rate spread is the difference between the average yield in interest-earning assets and the average rate paid on interest-bearing liabilities.
(2) The net interest margin is equal to the net interest income divided by the average interest-earning assets.

     The following table presents for the periods indicated the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase related to higher outstanding balances and the volatility of interest rates:

                                                                    SIX MONTHS ENDED
                                                                 JUNE 30, 1998 VS. 1997
                                                               -------------------------
                                                            INCREASE (DECREASE)
                                                                   DUE TO
                                                               ---------------
                                                               VOLUME     RATE     TOTAL
                                                               ------    -----    ------
   (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
 Loans............................................             $  536    $ 191    $  727
 Securities.......................................              1,128     (142)      986
 Other earning assets.............................                (22)      78        56
                                                               ------    -----    ------
  Total increase (decrease) in interest income....              1,642      127     1,769

INTEREST-BEARING LIABILITIES:
 Interest-bearing demand deposits.................                  8        2        10
 Savings and money market accounts................                 88      144       232
 Certificates of deposit..........................                292      158       450
 Borrowed funds...................................                 77       (4)       73
                                                               ------    -----    ------
  Total increase (decrease) in interest expense...                465      300       765
                                                               ------    -----    ------

Increase (decrease) in net interest income........             $1,177    $(173)   $1,004
                                                               ======    =====    ======

  Provisions for Loan Losses

     The provision for loan losses was $332,000 for the six months ended
June 30, 1998, and $327,000 for the same period in 1997, an increase of $5,000 or 1.5%.

  Noninterest Income

     Noninterest income for the six months ended June 30, 1998, was $1.4 million, an increase of $300,000 or 27.3% from $1.1 million in the same period in 1997. The following table presents, for the periods indicated, the major categories of noninterest income:

                                                     SIX MONTHS ENDED
                                                          JUNE 30,
                                                      ---------------
                                                       1998     1997
                                                      ------   ------
                                                  (DOLLARS IN THOUSANDS)

Service fees.............................             $  980   $  979
Net realized gains (losses) on sale of
 available-for-sale securities...........                 50      (13)
Other operating income...................                396      137
                                                      ------   ------

Total noninterest income.................             $1,426   $1,103
                                                      ======   ======

     For the six months ended June 30, 1998, service fees on deposit accounts were comparable to the amount for the same periods in 1997. Even though deposit accounts grew from 22,206 at June 30, 1997 to 24,491 at June 30, 1998, service fee income remained comparable due to competition involving free checking accounts. Other operating income increased to $396,000 for the six months ending June 30, 1998, an increase of $259,000 or 189.1% over the same period in 1997. The increase is primarily attributed to a recovery received in the amount of $229,000 from the Bank's bonding company due to a former employee's defalcation.

  Noninterest Expenses

     In the six-month period ended June 30, 1998, noninterest expenses increased $861,000 or 24.0% to $4.5 million from the 1997 comparable period. For the six months ended June 30, 1998, the efficiency ratio, calculated by dividing total noninterest expenses (excluding securities gains and losses) by net interest income plus noninterest income, increased to 59.84% for the six months ended June 30, 1998, from 58.17% for the six months ended June 30, 1997. This increase was primarily due to an increase in salaries and employee benefits along with other general and administrative expenses.

     Salaries and benefit expense and general administrative expenses, for the six months ended June 30, 1998, was $3.0 million, an increase of $600,000 or 25.0% from $2.4 million in the same period of 1997. The increase was due to additional personnel required to accommodate the Bank's growth and the opening of a new branch office in Northwest Houston. Total full-time equivalent employees at June 30, 1998, increased to 107 from 96 at June 30, 1997.

     Occupancy expense and equipment maintenance increased to $557,000 for the six-month period ended June 30, 1998, from $488,000 for the six-month period ended June 30, 1997. Major categories included within occupancy expense are building lease expense, depreciation expense, and maintenance expense. Depreciation expense increased to $204,000 for the six-month period June 30, 1998, an increase of $21,000 or 11.5% from $183,000 for the same period in 1997. This increase was primarily due to equipment purchases. Maintenance expense for the six-month period ended June 30, 1998, was $134,000, an increase of $22,000 or 19.6% over the same period in 1997.

     Data processing expense for the six-month period ended June 30, 1998, was $451,000, as compared to $387,000 for the same period in 1997, an increase of $64,000 or 16.5%. The increase is due to the Bank's re-negotiation of its contract for data processing services which are handled by a third party vendor, and the increase in the number of the Bank's deposit accounts and loans, along with the increase in the number of items processed.

  Income Taxes

     Income tax expense includes the regular federal income tax at the statutory rate. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense, and the amount of other nondeductible expenses. In the first six months of 1998, income tax expense was $671,000, an increase of $67,000 or 11.1% from $604,000 of income tax expense for the same period in 1997. The higher income tax expense in the first six months of 1998 compared to the first six months of 1997 is principally due to the increase in taxable income. The effective tax rates were 24.5% for the six months ended June 30, 1998, and 26.5% for the six months ended June 30, 1997.

FINANCIAL CONDITION

  Loan Portfolio

     Loans, net of unearned interest, were $109.3 million at June 30, 1998, an increase of $6.4 million or 6.2% from $102.9 million at December 31, 1997. At June 30, 1998, loans as a percentage of assets and deposits were 31.5% and 36.6%, respectively.

     The following table summarizes the loan portfolio of the Bank by type of loan as of June 30, 1998 and December 31, 1997:

                                               JUNE 30, 1998        DECEMBER 31, 1997
                                            -------------------     -----------------
                                             AMOUNT     PERCENT     AMOUNT    PERCENT
                                            --------    -------     ------    -------
                                                    (DOLLARS IN THOUSANDS)
  Commercial and industrial..............   $ 22,933      21.0%   $ 25,230     24.5%
  Real estate:
     Construction and land development...     12,394      11.3      10,673     10.4
     1-4 family residential..............     11,685      10.7      10,808     10.5
     Commercial owner occupied...........     22,484      20.6      17,846     17.3
     Other...............................        698       0.6         378      0.4
  Consumer...............................     39,082      35.8      37,940     36.9
                                            --------     -----    --------    -----

     Total loans.........................   $109,276     100.0%   $102,875    100.0%
                                            ========     =====    ========    =====

  Nonperforming Assets

     The Bank's conservative lending policies have resulted in strong asset quality. Nonperforming assets were $523,000 at June 30, 1998, compared to $1.3 million at December 31, 1997. This resulted in a ratio of nonperforming assets to loans plus other real estate of 0.48% and 1.31% at June 30, 1998, and December 31, 1997, respectively, and a ratio of nonperforming assets to total assets of 0.15% and 0.46% at June 30, 1998 and December 31, 1997, respectively.

     The Bank has well developed procedures in place to maintain a high quality loan portfolio. These procedures include credit quality policies that begin with approval of lending policies and underwriting guidelines by the Board of Directors, an independent loan review conducted by outside auditors, low individual lending limits for officers, Loan Committee approval for large credit relationships, and quality loan documentation procedures. The Bank's lending officers and loan personnel identify and analyze weaknesses in the portfolio and report credit risk changes on a monthly basis to the Bank's Board of Directors. The Bank performs monthly and quarterly concentration analyses based on collateral types, business lines, large credit sizes, and officer portfolio loads. The Bank also monitors its delinquency levels for any negative or adverse trends. There can be no assurance, however, that the Bank's loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

     The Bank generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory. All loans past due 90 days, however, are placed on nonaccrual status, unless the loan is both well collateralized and in the process of collection. Cash payments received while a loan is classified as nonaccrual are recorded as a reduction of principal as long as doubt exists as to collection. The Bank is sometimes required to revise a loan's interest rate or repayment terms in a troubled debt restructuring.

     The following table presents information regarding nonperforming assets at June 30, 1998 and December 31, 1997:

                                                                JUNE 30,       DECEMBER 31,
                                                                  1998            1997
                                                                  -----          ------
                                                                  (DOLLARS IN THOUSANDS)

Nonaccrual loans............................................      $ 207          $  279
Accruing loans 90 or more days past due.....................        268           1,016
Restructured loans..........................................         48              54
Other real estate and foreclosed property...................          0               0
                                                                  -----          ------

 Total nonperforming assets.................................      $ 523          $1,349
                                                                  =====          ======

Nonperforming assets to total loans and other real estate...        .48%           1.31%
Nonperforming assets to total assets........................        .15%            .46%

  Allowance for Loan Losses

     The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. Based on an evaluation of the loan portfolio, management presents a monthly review of the allowance for loan losses to the Board of Directors, indicating any changes in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers the diversification by industry of the Bank's commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security, the evaluation of its loan portfolio by the loan review function, and the annual examination of the Bank's financial statements by its independent auditors. Charge-offs occur when loans are deemed to be uncollectible.

     In order to determine the adequacy of the allowance for loan losses, management considers the risk classification or delinquency status of loans and other factors, such as collateral value, portfolio composition, trends in economic conditions, and the financial strength of borrowers. Management establishes specific allowances for loans which management believes require reserves greater than those allocated according to their classification or delinquent status. An unallocated allowance is also established based on the Bank's historical charge-off experience. The Bank then charges to operations a provision for loan losses determined on an annualized basis to maintain the allowance for loan losses at an adequate level determined according to the foregoing methodology.

     Management believes that the allowance for loan losses at June 30, 1998, is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that the Bank will not sustain losses in future periods, which could be greater than the size of the allowance at June 30, 1998.

     The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

                                                        SIX MONTHS
                                                          ENDED         YEAR ENDED
                                                         JUNE 30,       DECEMBER 31,
                                                           1998            1997
                                                         -------          ------
                                                          (DOLLARS IN THOUSANDS)

Allowance for loan losses at beginning of period...      $ 1,009          $  687
Provision for loan losses..........................          332             877
Charge-offs........................................         (277)           (636)
Recoveries.........................................           73              81
                                                         -------          ------

Allowance for loan losses at end of period.........      $ 1,137          $1,009
                                                         =======          ======

                                                         JUNE 30,       DECEMBER 31,
                                                           1998            1997
                                                         -------          ------

Allowance to period-end loans......................         1.04%            .98%
Net charge-offs (recoveries) to average loans......          .19             .57
Allowance to period-end nonperforming loans........       217.40           74.80

  Securities

     The Bank's securities portfolio as of June 30, 1998, totaled $216.3 million, as compared to $169.8 million at December 31, 1997, and $157.7 million at June 30, 1997. The year-to-date increase of $46.5 million or 27.4% is a result of the Bank's reinvestment of excess liquidity in U.S. Government and agency and mortgage-backed securities and municipal bonds. The Bank is required to classify its debt and equity securities into one of three categories: held-to-maturity, trading or available-for-sale. Investments in debt securities are classified as held-to-maturity and measured at amortized cost in the financial statements only if management has the intent and ability to hold these securities to maturity. Securities that are bought and held principally for the purposes of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Securities not classified as either held-to-maturity or trading are classified as available-for-sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax in a separate components of stockholders' equity until realized. Gains and losses on sales of securities are determined using the specific-identified method.

     As of June 30, 1998, the held-to maturity portfolio totaled $107.2 million and the available-for-sale portfolio totaled $109.1 million. The net unrealized gain in the available-for-sale portfolio was $1.4 million as of June 30, 1998. The Bank tracks but does not record market changes on its held-to-maturity portfolio. At June 30, 1998, the market value of the held-to-maturity portfolio was $108.1 million.

     The following table presents the amortized cost of securities classified as available-for-sale and their approximate fair values at June 30, 1998, and December 31, 1997:

                                                             JUNE 30, 1998
                                             -----------------------------------------------
                                                           GROSS       GROSS
                                             AMORTIZED   UNREALIZED   UNREALIZED      FAIR
                                               COST         GAIN         LOSS        VALUE
                                             ---------   ----------   -----------   --------
                                                         (DOLLARS IN THOUSANDS)
U.S. Government and agency securities...      $ 17,100     $     57    $  (12)   $ 17,145
Mortgage-backed securities..............        33,890          258       (45)     34,103
Obligations of state and political
 subdivisions...........................        54,067        1,308      (119)     55,256
Other securities........................         2,627            0         0       2,627
                                              --------     --------    ------    --------
Total securities........................      $107,684     $  1,623    $ (176)   $109,131
                                              ========     ========    ======    ========


                                                            DECEMBER 31, 1997
                                             -----------------------------------------------
                                                           GROSS       GROSS
                                             AMORTIZED   UNREALIZED   UNREALIZED      FAIR
                                               COST         GAIN         LOSS        VALUE
                                             ---------   ----------   -----------   --------
                                                         (DOLLARS IN THOUSANDS)

U.S. Government and agency securities...      $ 17,085     $    262    $   (1)   $ 17,346
Mortgage-backed securities..............        22,757          259         0      23,016
Obligations of state and political
 subdivisions...........................        48,884        1,363       (81)     50,166
Other securities........................         2,508            0         0       2,508
                                              --------     --------    ------    --------
 Total securities.......................      $ 91,234     $  1,884    $  (82)   $ 93,036
                                              ========     ========   =======    ========

     The following table presents the amortized cost of securities classified as held-to-maturity and their approximate fair values at June 30, 1998, and December 31, 1997:

                                                              JUNE 30, 1998
                                             -----------------------------------------------
                                                           GROSS       GROSS
                                             AMORTIZED   UNREALIZED   UNREALIZED      FAIR
                                               COST         GAIN         LOSS        VALUE
                                             ---------   ----------   -----------   --------
                                                         (DOLLARS IN THOUSANDS)


  U.S. Government and agency securities...    $ 50,712     $    682    $  (34)   $ 51,360
  Mortgage-backed securities..............      56,535          285       (98)     56,722
                                              --------     --------    ------    --------
   Total securities.......................    $107,247     $    967   $  (132)   $108,082
                                              ========     ========   =======    ========

                                                           DECEMBER 31, 1997
                                             ----------------------------------------------
                                                           GROSS        GROSS
                                             AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                               COST         GAIN         LOSS        VALUE
                                             ---------   ----------   -----------   -------
                                                         (DOLLARS IN THOUSANDS)

  U.S. Government and agency securities...     $49,055       $  982        $ (24)   $50,013
  Mortgage-backed securities..............      27,740          195         (379)    27,556
                                               -------       ------        -----    -------
   Total securities.......................     $76,795       $1,177        $(403)   $77,569
                                               =======       ======        =====    =======

     U.S. Government and agency securities are primarily securities issued by the Federal National Mortgage Association (Fannie Mae) ("FNMA"), Federal Home Loan Bank ("FHLB"), and Federal Home Loan Mortgage Corporation (Freddie Mac) ("FHLMC"). Mortgage-backed securities are securities that have been developed by pooling a number of real estate mortgages and are principally issued by federal agencies such as the FNMA, FHLMC and the Governmental National Mortgage Association (Ginnie Mae) ("GNMA"). These securities have high credit ratings, and minimum regular monthly cash flows of principal and interest are guaranteed by the agencies. The Bank has no mortgage-backed securities that have been issued by non-agency entities.

  Deposits

     Total deposits as of June 30, 1998, were $298.6 million, as compared to $249.5 million at June 30, 1997, an increase of $49.1 million or 19.7%, resulting from growth in same location deposits, combined with the additional deposits of the branch offices. When compared to total deposits of $260.9 million on December 31, 1997, the amount at June 30, 1998, represents a year-to-date increase of $37.7 million, as the strong deposit growth experienced in 1997 continued through the first six months of 1998.

     Non-interest bearing demand deposits at June 30, 1998, were $66.2 million, as compared to $51.0 million at June 30, 1997, an increase of $15.2 million or 29.8%. When compared to non-interest bearing demand deposits of $54.6 million on December 31, 1997, the June 30, 1998, amount represents a year-to-date increase of $11.6 million. The percentage of non-interest bearing deposits to total deposits as of June 30, 1998, continued strong at 22.2%.

     The Bank offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of demand, savings, NOW accounts, money market, and time accounts. The Bank relies primarily on advertising, competitive pricing policies, and customer service to attract and retain these deposits. As of June 30, 1998, the Bank had no deposits classified as brokered funds. Deposits provide generally all the funding for the Bank's lending and investment activities and the interest paid for deposits must be managed carefully to control the level of interest expense.

     The Bank's ratios of average demand deposits to average total deposits at June 30, 1998, and December 31, 1997, were 21.3%, and 20.4%, respectively. The daily average balances and weighted average rates paid on deposits for the six-month period ended June 30, 1998 and the year ended December 31, 1997, are presented below:

                                        SIX MONTHS ENDED       YEAR ENDED
                                          JUNE 30, 1998     DECEMBER 31, 1997
                                         ---------------     ---------------
                                         AMOUNT     RATE     AMOUNT     RATE
                                         ------     ----     ------     ----
                                               (DOLLARS IN THOUSANDS)

  NOW accounts.......................   $ 20,322    1.75%   $ 19,348    1.76%
  Regular savings....................      7,218    2.22       6,731    2.24
  Money Market.......................     71,239    3.92      65,010    3.84
  CDs less than $100,000.............     66,807    5.54      61,097    5.53
  CDs $100,000 and over..............     30,796    5.55      27,544    5.52
  IRAs & QRPs........................     19,271    5.68      16,706    5.62
                                        --------    ----    --------    ----
   Total interest-bearing deposits...    215,653    4.55     196,436    4.49
                                        --------    ----    --------    ----

  Noninterest-bearing deposits.......     58,406       0      50,494       0
                                        --------    ----    --------    ----

  Total deposits.....................   $274,059    3.58%   $246,930    3.57%
                                        ========    ====    ========    ====

     The following table sets forth the maturity and repricing of the Bank's certificates of deposit that are $100,000 or greater at June 30, 1998, and December 31, 1997:

                                   JUNE 30,      DECEMBER 31,
                                     1998            1997
                                    -------        -------
                                   (DOLLARS IN THOUSANDS)

  3 months or less..............    $16,786        $ 9,000
  Between 3 months and 1 year...     17,223         15,110
  Over 1 year...................      7,165          7,063
                                    -------        -------

  Total CDs $100,000 and over...    $41,174        $31,173
                                    =======        =======

   Borrowings

     Other short-term borrowings generally represent borrowings from the FHLB with maturities ranging from one to thirty days. Information relating to these borrowings as of June 30, 1998, is summarized as follows:

                                   JUNE 30,      DECEMBER 31,
                                     1998            1997
                                    -------        -------
                                   (DOLLARS IN THOUSANDS)
Other short-term borrowings:
  Average.......................    $ 2,391        $ 4,582
  Period-end....................      3,000              0
Maximum month-end balance during
 period (all FHLB borrowings)...     21,669         15,100
Interest rate:
  Average.......................      5.39%          5.46%
  Period-end (weighted average).      6.30%          0.00%


     At period ending June 30, 1998, the Bank had three separate borrowing programs in effect. The Bank borrowed $3 million in overnight funds at a rate of 6.3%. Also, the Bank borrowed $10,000,000 that had a five-year stated maturity with a two-year lockout. Those borrowings consist of $5,000,000 at 5.335% and $5,000,000 at 5.385%. At December 31, 1997, there were no borrowings outstanding.

  Interest Rate Sensitivity

     The Bank analyzes its interest rate risk position by use of a simulation model and shock analysis. As of June 30, 1998 the simulation model indicates that, in the event of a 200 basis point increase in underlying market interest rates, the Bank's net interest income would decrease 8.9%. Correspondingly, in the event of a 200 basis point decrease in market interest rates, the Bank's net interest income would increase by 9.3%. The results of this "rate shock test", which assumes a parallel shift in the yield curve, indicate that the present mix of interest earning assets and interest-bearing liabilities should provide reasonable protection from changes in interest rates. However, because the Bank maintains a significant percentage of its assets in investment securities and a significant portion of its investment securities consist of fixed rate securities rather than adjustable rate securities, a rapid increase or decrease in interest rates could have a greater adverse effect on the Bank's net interest margin and results of operation. The simulation model also provides a detailed interest rate sensitivity gap ("GAP") analysis, which the Bank uses as a secondary source in analyzing its asset/liability mix. At June 30, 1998 the GAP measurement of interest rate sensitive assets minus interest rate sensitive liabilities divided by total assets indicates a cumulative negative GAP of 23.7% through one year and a cumulative negative GAP of 3.5% for all periods. The Bank seeks to maintain the cumulative GAP to total assets within 35% for one year.

     The Bank's Investment-Asset/Liability Committee has recently adopted specific investment policies directed at reducing the length of maturity of securities that it purchases and shifting a portion of the securities portfolio to adjustable rate securities.

  Capital Resources and Liquidity

     Stockholders' equity increased to $32.6 million at June 30, 1998, from $31.6 million at December 31, 1997, an increase of $1.0 million or 3.2%. This increase was primarily attributable to $2.1 million in earnings offset by a net unrealized loss on securities of $218,000. Additionally, the Bank declared dividends of $911,000.

     Liquidity involves the Bank's ability to raise funds through asset growth and reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements, and to operate the Bank on an ongoing basis. During the six months ended June 30, 1998, the Bank's liquidity needs have primarily been met by growth in deposits, as previously discussed. The cash position was further supplemented by the amortization of the securities and loan portfolios. Additionally, access to borrowed funds from the FHLB was available and has been utilized to take advantage of investment opportunities.

     FHLB advances may be utilized from time to time as either a short-term funding source or a long-term funding source. FHLB advances can be particularly attractive as a long-term funding source to balance interest rate sensitivity and reduce interest rate risk. The Bank is eligible for two borrowing programs through the FHLB. The first, called "Short-Term Fixed" (STF), requires delivery of eligible securities for collateral. At June 30, 1998, the Bank had approximately $137.9 million available as a short-term funding source in this program. Maturities under this program range from 1-35 days.

     The second borrowing program, the "Blanket Borrowing Program" (BBP), is under an overnight borrowing agreement which does not require the delivery of specific collateral. Borrowings are limited to a maximum of 65% of the Bank's 1-4 family mortgage loans. At June 30, 1998, the Bank had approximately $22.6 million in potential borrowings available under this program. Under this program, the Bank must hold approximately $1 in FHLB stock for each $10 in borrowings. In addition, under the Blanket Borrowing Program, the Bank may deliver specific collateral which will dramatically increase total potential borrowings. Upon delivery, the FHLB will review the collateral and assign a loan-to-value ratio of approximately 90%. In addition to real estate loans, the FHLB will accept delivery of credit card and installment loans. The advances are limited to 50% of assets or total eligible collateral, whichever is less.

The advances are subject to the stock purchase requirements as mentioned above. At June 30, 1998, the Bank had total potential borrowings under the various programs discussed above of $160.5 million.

     The Bank's risk-based capital ratios remain above the levels designated as "well capitalized". At June 30, 1998, the Bank's tier 1 capital to assets, tier 1 risk-based capital, and tier 1 leverage ratios were 9.16%, 21.29% and 10.04%, respectively.

  Year 2000 Issue

     The Year 2000 issue is the result of many existing computer programs using two digits rather than four to identify a year in a date field. These programs were designed and developed without considering the impact of the upcoming change in the century. Computer hardware, date-driven automated equipment, and computer software may recognize a date using "00" as the year 1900 rather than the year 2000. If not corrected, many computer systems could fail or create erroneous results causing disruptions of operations, including a temporary inability to process transactions or engage in normal business activities. The Year 2000 issue affects virtually all companies and organizations.

     In May 1997, the OCC issued an advisory letter to all national banks concerning the Year 2000 issue. The OCC has directed that all national banks must largely complete all software code enhancements and revisions, hardware upgrades, and other associated changes by December 31, 1998. Between January 1, 1999 and the end of the year, banks must test and implement their Year 2000 conversion projects. In addition, the OCC is conducting an examination of each bank's Year 2000 preparedness.

     The Bank has completed an internal review of all computer hardware, date-sensitive automated equipment, and software. Some of the Bank's software will require modification or replacement so that applications and computer systems will properly use dates beyond December 31, 1999. The Bank is using both internal and external resources to correct or replace and test in-house code to ensure uninterrupted customer service. The Bank believes that through modifications to existing software and conversion to new software, the Year 2000 issue will be adequately addressed. The Bank is also working with its third party data processing vendor to coordinate their Year 2000 activities with the Bank's to ensure Year 2000 readiness.

     The Bank plans to complete its Year 2000 readiness project within one year and should begin significant testing of programs during the third quarter of 1998. The Bank currently expects to incur approximately $100,000 in programming and equipment costs in connection with the Year 2000 project which is being funded through operating cash flows, will be expensed or capitalized as incurred over the next two years, and is not expected to have any material adverse effect on the Bank's results of operations.

     The Bank is also reviewing its loan portfolio and deposit base to assess Year 2000 compliance by its significant borrowers and depositors.

     The Bank's Year 2000 readiness project costs include the estimated costs and time associated with the impact of the Bank's primary third party data processing vendor's Year 2000 issues and are based on presently available information. The costs associated with the Year 2000 readiness project and the date on which the Bank plans to complete the project are based on management's best estimates, which were derived using assumptions of future events including the availability of certain resources, third party vendors Year 2000 plans, and other factors. There is no assurance that the Bank's estimates will be realized and actual results could differ materially. Specific factors that might cause such a material difference include the availability and cost of trained programming personnel and the ability to locate and correct all relevant computer code. In addition, there can be no assurance that the systems and applications of other companies on which the Bank's systems and applications rely will be timely converted, that a fail to convert by another company, or that a conversion that is incompatible with the Bank's systems and applications would not have a material adverse impact on the Bank.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

     Not applicable.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

     On June 15, 1998, Marsha Emmons, a former employee of the Bank, filed a lawsuit against the Bank in the United States District Court for the Southern District of Texas, Houston Division under the caption Marsha Emmons v. Citizens National Bank, Civil Action No. H-98-1846. The plaintiff alleges that she suffered employment discrimination on the basis of sex and seeks injunctive relief restoring her to employment, lost pay, medical benefits, compensatory damages, punitive damages, and her costs of the lawsuit, together with prejudgment and postjudgrnent interest. The case has not yet entered the discovery stage. The Bank intends to vigorously defend against this action and believes the ultimate resolution of this suit will not have a material adverse effect on the Bank's financial position or results of operations.


Item 4.   Submission of Matters to a Vote of Security Holders.

     The annual meeting of the Bank was held on June 23, 1998. Three matters were considered at the meeting.

     (a) The following directors were elected to the Board of Directors for a period of one year.

                                          Votes
                                   --------------------
          Directors                   For      Withheld
          ---------                ---------   --------

     John B. Barnes                4,572,763     42,190
     William H. Bruecher, Jr.      4,571,763     43,190
     James K. Chancelor            4,573,763     41,190
     C. Joe Chapman                4,571,563     43,390
     Frank G. Cook                 4,560,399     54,554
     Robert C. Dawson              4,571,363     43,590
     James B. Earthman, III        4,572,763     42,190
     Lura M. Griffin               4,572,363     42,590
     Alton L. Hollis               4,572,763     42,190
     Joseph E. Ives                4,573,763     41,190
     Larry L. January              4,572,851     42,102
     Albert V. Kochran             4,572,363     42,590
     I. W. Marks                   4,564,855     50,098
     David E. Preng                4,572,763     42,190
     Mary A. Walker                4,573,763     41,190
     B. Ralph Williams             4,573,763     41,190

     (b) Ratification of the appointment of Mann Frankfort Stein & Lipp as the Bank's independent auditors for the fiscal year ending December 31, 1998 was also considered and approved with 4,521,902 votes for, 73,696 votes against, and 19,337 abstentions.

     (c) Stockholders also considered and acted upon a proposal to approve and adopt a Agreement and Plan of Merger dated as of April 20, 1998, providing, among other things, for the merger of the Bank and Citizens Bank, N.A., an interim national bank association and an indirect subsidiary of CNBT Bancshares, Inc., a Texas corporation (the "Holding Company"), formed to serve as a holding company for the Bank. The proposal was approved with 4,066,067 votes for, 156,167 votes against, and 9,844 abstentions.

Item 5.   Other Information; Acquisition or Disposition of Assets.

     Pursuant to an Agreement and Plan of Merger (the "Agreement") dated as of April 20, 1998, and an Agreement to Merge dated as of July 2, 1998, the Holding Company acquired, effective July 2, 1998, all of the issued and outstanding capital stock of the Bank. The purpose of the Agreement was to create a bank holding company structure for the Bank. The reorganization of the Bank (the "Reorganization") was accomplished through the merger of the Bank with and into Citizens Bank, N.A., an interim national banking association and wholly-owned subsidiary of the Holding Company.

     The Holding Company did not engage in any business activity prior to the July 2, 1998, the effective date of the Reorganization, and its only significant asset at the present time is its investment in the Bank resulting from the Reorganization (the "Continuing Bank"). On the effective date, the Continuing Bank changed its name to Citizens National Bank of Texas.

     The operations of the Continuing Bank will continue in substantially the same manner as conducted by the Bank immediately prior to the Reorganization. All 16 directors of the Bank automatically became directors of the Holding Company and the Continuing Bank, and the officers and employees of the Bank assumed corresponding positions with the Continuing Bank.

     On the effective date of the Reorganization, each share of common stock of the Bank, par value $2.03 per share, was converted into one (1) share of common stock of the Holding Company, par value $1.00 per share. In order to effect the Reorganization, the Holding Company issued approximately 5,054,181 shares of its common stock.

     The shares of common stock issued by the Holding Company to shareholders of the Bank in the Reorganization were registered pursuant to a registration statement on Form S-4EF (No. 333-50039) filed by the Holding Company with the Securities and Exchange Commission (the "Commission") on April 14, 1998 (the "Registration Statement"), and the Registration Statement became automatically effective under General Instruction G of Form S-4EF on the twentieth day after the date of filing. The prospectus and proxy statement ("Proxy Statement") contained in the Registration Statement and used in connection with the Annual Meeting contains a more complete description of the business of the Bank and the Holding Company, as well as the terms of the Reorganization. Such Proxy Statement in the form mailed to shareholders of the Bank is hereby incorporated by reference.

     Financial Statements. The Reorganization met all of the conditions set forth in Staff Accounting Bulletin No. 50 Financial Statement Requirements in Filings Involving the Formation of a One Bank Holding Company. Therefore, the Holding Company omitted from inclusion in the Proxy Statement the financial statements of the Bank and the information required by Guide 3 of the Industry Guides promulgated under the Securities Act of 1933. However, the audited financial statements of the Bank for the two years ended December 31, 1997, prepared in conformity with generally accepted accounting principles, as contained in the 1997 Annual Report to Stockholders of the Bank, which was furnished to stockholders along with the Proxy Statement, and in the Bank's Annual Report on Form 10-K for the year ended December 31, 1997, included as
Exhibit 99.1 to the Registration Statement, are incorporated herein by reference.

     In addition, the pro forma financial information is incorporated by reference to page 36 of the Proxy Statement as included in the Registration Statement.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits.

     Exhibit No.                              Item
     -----------                              ----

         2 Plan and Agreement of Merger dated as of April 20, 1998, among Citizens National Bank of Texas, Citizens Bank, National Association, and CNBT Bancshares, Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4, File No. 333-50039).

        11 Computation of Earnings Per Share (included as Note (2) to Interim Consolidated Financial Statements on page 8 of this Form 10-Q).

        27         Financial Data Schedule.

        99.1 Financial Statements contained in the 1997 Annual Report on Form 10-K of the Bank (incorporated by reference to Exhibit
                   99.1 of the Registration Statement on Form S-4, File No. 333-50039).

     (b)  Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K on July 10, 1998, reporting on "Item 5 - Other Events" with respect to the consummation of the holding company transaction on July 2, 1998.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


CNBT BANCSHARES, INC.
(Registrant)


By      /s/ B. Ralph Williams                August 12, 1998
  ---------------------------------          ---------------------------
  B. Ralph Williams, President and Chief     Date
  Executive Officer


By     /s/ Randall W. Dobbs                  August 12, 1998
  ---------------------------------          ---------------------------
  Randall W. Dobbs, Executive Vice           Date
  President and Chief Operations
  Officer (Chief Accounting Officer)