Form 10-Q
period 1998-09-30
CNBT BANCSHARES INC
filed 1998-11-04
CIK 1058995

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark One)

     [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter ended September 30, 1998

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

                                Yes [X] No [_]

At October 29, 1998, 4,912,601 shares of Citizens National Bank of Texas, common stock, $1.00 par value, were outstanding.

                             CNBT BANCSHARES, INC.

                                     INDEX

                                                                                           Page
                                                                                           ----
PART I.   FINANCIAL INFORMATION
      Item 1.  Financial Statements

               Consolidated Balance Sheets at September 30, 1998 and 1997
               and at December 31, 1997.............................................         3

               Consolidated Statements of Income for the Three Months
               Ended September 30, 1998 and September 30, 1997 and the Nine Months
               Ended September 30, 1998 and September 30, 1997......................         4

               Consolidated Statements of Comprehensive Income for the
               Three Months Ended September 30, 1998 and 1997 and the Nine
               Months Ended September 30, 1998 and 1997.............................         5

               Consolidated Statements of Stockholders' Equity for the
               Year Ended December 31, 1997 and for the Nine Months
               Ended September 30, 1998.............................................         6

               Consolidated Statements of Cash Flows for the Nine Months
               Ended September 30, 1998 and 1997....................................         7

               Notes to Interim Consolidated Financial Statements...................         8

      Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations

               Overview.............................................................        10

               Results of Operations................................................        11

               Financial Condition..................................................        15

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk...........        23

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings....................................................        23

     Item 6.  Exhibits and Reports on Form 8-K......................................        23

SIGNATURES..........................................................................        23


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                      CNBT BANCSHARES, INC AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          SEPTEMBER 30,      DECEMBER 31,
                                                                       ------------------    ------------
                                                                       1998          1997       1997
                                                                       ------------- ----    ------------
                                                                          (UNAUDITED)
ASSETS
  Cash and due from banks......................................        $ 12,453   $ 12,520     $ 12,099
  Due from banks - interest bearing overnight funds............             189        298        3,177
  Investment securities available-for-sale.....................         127,538     87,612       93,036
  Investment securities held-to-maturity (approximate
    market value of $107,225 and $78,081 at September 30,
    1998 and 1997, respectively (unaudited), and
    $77,569 at December 31, 1997)..............................         105,779     77,229       76,795
  Loans, net...................................................         107,646     99,582      101,866
  Bank premises and equipment, net.............................           5,927      5,471        5,384
  Other assets.................................................           3,009      2,849        3,249
                                                                       --------   --------     --------
TOTAL ASSETS...................................................        $362,541   $285,561     $295,606
                                                                       ========   ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits
   Demand......................................................        $ 66,904   $ 52,576     $ 54,598
   NOW Accounts................................................          20,336     19,922       20,209
   Savings.....................................................           7,522      6,706        6,932
   Money market................................................          78,048     66,801       68,786
   Time, $100,000 and over.....................................          41,566     30,490       31,173
   Other time..................................................          93,442     78,312       79,209
                                                                       --------   --------     --------
    TOTAL DEPOSITS.............................................         307,818    254,807      260,907
  Other borrowed funds.........................................          17,750      8,300            0
  Accrued interest and other liabilities.......................           2,026      1,205        2,483
  Federal income taxes payable.................................             251         79           35
  Deferred income taxes payable................................             746        436          534
                                                                       --------   --------     --------
    TOTAL LIABILITIES..........................................         328,591    264,827      263,959

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
 Common stock, $1.00 par value, September 30, 1998
   and $2.03 par value at September 30, and December 31,
   1997 respectively 30,000,000 shares authorized, 5,065,601
   (unaudited), 3,893,091 (unaudited), and 5,044,181 shares
   issued and outstanding at September 30, 1998 and 1997
   and December 31, 1997, respectively.........................           5,065      7,905       10,242
  Surplus......................................................          21,899      7,905       16,656
  Retained earnings............................................           5,506      4,036        3,637
  Net unrealized gains on available-for-sale securities, net of deferred income taxes of $763, $457 and $573
   at September 30, 1998 and 1997 (unaudited),
   and December 31, 1997, respectively.........................           1,480        888        1,112
                                                                       --------   --------     --------
    TOTAL STOCKHOLDERS' EQUITY.................................          33,950     20,734       31,647
                                                                        --------   --------     -------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY.......................................................        $362,541   $285,561     $295,606
                                                                       ========   ========     ========

      See accompanying notes to interim consolidated financial statements.

                      CNBT BANCSHARES, INC AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                       SEPTEMBER 30,         SEPTEMBER 30,
                                                    ------------------     ----------------
                                                     1998        1997       1998      1997
                                                    ------      ------     ------    ------

INTEREST INCOME
 Interest and fees on loans..................         $2,769     $2,439   $ 8,045   $ 6,988
 Interest on investment securities:
  Taxable....................................          2,750      2,113     7,355     6,192
  Nontaxable.................................            707        507     2,092     1,376
                                                      ------     ------   -------   -------
   Total interest on investment securities...          3,457      2,620     9,447     7,568
                                                      ------     ------   -------   -------
  TOTAL INTEREST INCOME......................          6,226      5,059    17,492    14,556

INTEREST EXPENSE
 Interest on deposits and FHLB borrowings....          2,977      2,395     8,104     6,757
                                                      ------     ------   -------   -------
  Net interest income........................          3,249      2,664     9,388     7,799

PROVISION FOR LOAN LOSSES....................            100        180       432       507
                                                      ------     ------   -------   -------
 Net interest income after provision
     for loan losses.........................          3,149      2,484     8,956     7,292

OTHER INCOME
 Service fees................................            507        481     1,487     1,460
 Net realized gains on sale of
  available-for-sale securities..............            198        146       248       133
 Other operating income......................            100         76       496       213
                                                      ------     ------   -------   -------
  TOTAL OTHER INCOME.........................            805        703     2,231     1,806

OTHER EXPENSES
 Salaries and employee benefits..............          1,235        980     3,535     2,859
 General and administrative..................            376        270     1,062       801
 Data processing.............................            229        200       680       587
 FDIC assessments............................              9          7        24        21
 Occupancy expenses, net.....................            157        140       432       390
 Equipment maintenance.......................            140        137       422       375
 Postage and printing fees...................            117        110       342       304
 Professional fees...........................            114         72       377       215
                                                      ------     ------   -------   -------
  TOTAL OTHER EXPENSES.......................          2,377      1,916     6,874     5,552
                                                      ------     ------   -------   -------
INCOME BEFORE FEDERAL INCOME
  TAXES......................................          1,577      1,271     4,313     3,546

 Applicable federal income taxes.............            407        358     1,078       962
                                                      ------     ------   -------   -------
NET INCOME...................................         $1,170     $  913   $ 3,235   $ 2,584
                                                      ======     ======   =======   =======
 Earnings per common share:
  Basic Earnings Per Share...................           $.23       $.23      $.64   $    66
                                                      ======     ======   =======   =======
  Fully Diluted Earnings Per Share...........           $.23       $.23      $.63   $    66
                                                      ======     ======   =======   =======

     See accompanying notes to interim consolidated financial statements.

                      CNBT BANCSHARES, INC AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                       SEPTEMBER 30,        SEPTEMBER 30,
                                                    ------------------    ----------------
                                                     1998        1997      1998      1997
                                                    ------      ------    ------    ------
                                                                 (UNAUDITED)
Net income......................................      $1,170     $  913    $3,235   $2,584

Other comprehensive income, net of tax:
 Unrealized gains on securities:
 Unrealized holding gains arising
   during period.................................        455        111       204      560
 Less:  reclassification adjustment for gains
   included in net income........................        131         96       164       88
                                                      ------     ------    ------   ------
                                                         586        207       368      648
                                                      ------     ------    ------   ------
Comprehensive income............................      $1,756     $1,120    $3,603   $3,232
                                                      ======     ======    ======   ======


      See accompanying notes to interim consolidated financial statements.

                      CNBT BANCSHARES, INC AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                             ACCUMULATED
                                                  COMMON STOCK                                  OTHER
                                               -----------------                               COMPRE-
                                                             PAR                  RETAINED     HENSIVE
                                               SHARES      VALUES      SURPLUS    EARNINGS     INCOME     TOTAL
                                               ------      ------      -------    --------   -----------  -----
BALANCE, DECEMBER 31, 1996................   3,886,491     $ 6,303     $ 6,303     $ 5,025     $  240     $17,871
  Par value change.........................          0       1,590       1,594      (3,184)         0           0
  Proceeds from exercise of
   stock options...........................      7,690          14           9           0          0          23
  Cash dividends ($.10 per share)..........          0           0           0        (389)         0        (389)
  Cash dividends ($.30 per share)..........          0           0           0      (1,513)         0      (1,513)
  Net proceeds from issuance of stock
   through initial public offering.........  1,150,000       2,335       8,750           0          0      11,085
  Comprehensive income:
  Unrealized gains on investment
   securities available-for-sale, net
   of deferred income taxes of $334........          0           0           0           0        872         872
  Net income...............................          0           0           0       3,698          0       3,698
                                             ---------     -------     -------     -------     ------     -------
  Total comprehensive income...............                                                                 4,570
                                                                                                          -------

 BALANCE, DECEMBER 31, 1997................  5,044,181      10,242      16,656       3,637     $1,112      31,647
  Proceeds from exercise of stock
   options (unaudited).....................     21,420          43          23           0          0          66
  Cash dividends ($.09) per share
   (unaudited).............................          0           0           0      (1,366)         0      (1,366)
  Re-capitalization of company.............          0      (5,220)      5,220           0          0           0
  Comprehensive income:
  Unrealized gain on investment
   securities available for-sale, net
   of deferred income taxes of
   $190 (unaudited)........................          0           0           0           0        368         368
  Net income (unaudited)...................          0           0           0       3,235          0       3,235
                                             ---------     -------     -------     -------     ------     -------
  Total comprehensive income (unaudited)...                                                                 3,603
                                                                                                          -------

BALANCE, SEPTEMBER 30, 1998
  (UNAUDITED)..............................  5,065,601     $ 5,065     $21,899     $ 5,506    $ 1,480     $33,950
                                             =========     =======     =======     =======     ======     =======


      See accompanying notes to interim consolidated financial statements.

                      CNBT BANCSHARES, INC AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                                 -------------------
                                                                  1998         1997
                                                                 -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income..................................................   $  3,235    $  2,585
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation..............................................        314         295
    Premium amortization net of discount accretion............        (16)          3
    Provision for loan losses.................................        432         507
    Net realized (losses) on available-for-sale
     securities...............................................       (248)       (133)
    Loss on disposal of bank premises and equipment
      and other assets........................................         78          31
    Provision (benefit) for deferred taxes....................         22         (21)
  Changes in assets and liabilities:
    Accrued interest receivable...............................        465        (125)
    Other assets..............................................       (235)       (262)
    Accrued expenses..........................................        440         344
    Accrued interest payable..................................        160          84
    Federal income taxes payable..............................        216        (179)
                                                                 --------    --------
   NET CASH PROVIDED BY OPERATING
    ACTIVITIES................................................      4,863       3,129

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of available-for-sale securities..................    (64,902)    (18,280)
  Proceeds from sales of available-for-sale securities........     24,982       9,275
  Proceeds from maturities of available-for-sale securities...      6,189       1,599
  Purchases of held-to-maturity securities....................    (59,511)    (29,911)
  Proceeds from maturities of held-to-maturity securities.....     30,578      21,091
  Loans originated, net of principal collected................     (6,395)     (9,605)
  Proceeds from sales of other real estate and repossessed
   assets.....................................................        115          94
  Cash paid for bank premises and equipment...................       (857)       (581)
                                                                 --------    --------
   NET CASH USED IN INVESTING ACTIVITIES......................    (69,801)    (26,318)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits, NOW,
   savings, and money market accounts.........................     22,285       8,144
  Proceeds from sales of time deposits, net of payments
   for maturing time deposits.................................     24,626       8,603
  Net increase in other borrowed funds........................     17,750       8,300
  Proceeds from exercise of stock options.....................         66          20
  Dividends paid..............................................     (2,423)     (1,449)
                                                                 --------    --------
   NET CASH PROVIDED BY FINANCING
    ACTIVITIES................................................     62,304      23,618
                                                                 --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS................................................     (2,634)        429

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD..................................................     15,276      12,389
                                                                 --------    --------
 CASH AND CASH EQUIVALENTS AT END OF
   PERIOD.....................................................   $ 12,642    $ 12,818
                                                                 ========    ========

      See accompanying notes to interim consolidated financial statements.

                      CNBT BANCSHARES, INC AND SUBSIDIARY
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

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

(2)  Earnings Per Common Share

     Earnings per common share was computed based on the following (in thousands, except per share amounts):

                                                             Three Months Ended             Nine Months Ended
                                                              September 30,                   September 30,
                                                            ------------------              -----------------
                                                         1998               1997           1998         1997
                                                         ----               ----           ----         ----
                                                                                (Unaudited)

Net income...................................           $    1,170      $      913      $    3,235   $    2,584

 Divided by weighted average common
     shares and common share equivalents:
        Weighted average common shares.......            5,065,601       3,893,091       5,057,925    3,889,537
        Weighted average common share
          equivalents........................               71,828          51,332          88,560       54,549
                                                        ----------      ----------      ----------   ----------
 Total average common shares and
     common share equivalents................            5,137,429       3,944,423       5,146,485    3,944,086
                                                        ==========      ==========      ==========   ==========
 Earnings per common share - Basic...........           $     0.23      $     0.23      $     0.64   $     0.66
                                                        ==========      ==========      ==========   ==========
 Earnings per common share - Fully Diluted...           $     0.23      $     0.23      $     0.63   $     0.66
                                                        ==========      ==========      ==========   ==========

     Note: Common shares, common share equivalents, and earnings per share for 1997 have been adjusted to reflect a 10% stock dividend declared in May 1997. See note (3) below for additional information regarding the stock split.

(3)  Common Stock

     On March 25, 1997, the Board of Directors authorized an increase in the par value of common stock from $1.784 to $2.03 per share which effectively increased common stock by $1,590,000 and surplus by $1,594,000 with a corresponding charge to retained earnings of $3,184,000. Additionally, a 10% stock dividend representing 353,797 shares of common stock was declared to stockholders of record on April 30, 1997. During the nine months ended September 30, 1997, a dividend of $.10 per share was declared and paid to stockholders of record in May 1997 totaling $389,000.

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

     The Bank's Board of Directors declared cash dividends to be payable to stockholders of record for the quarters ending September 30, 1998, June 30, 1998 and March 31, 1998. The cash dividends were each $0.09 per share and were payable October 15, 1998, July 15, 1998 and April 15, 1998, respectively.

     On July 2, 1998, the Board of Directors authorized the formation of a holding company. The transaction was consummated with an exchange of the Bank's common stock ($2.03 par value) for common stock in the newly created Bank Holding Company ($1.00 par value) which resulted in a decrease in Common Stock of $5,220,000 and a corresponding increase in Surplus of $5,220,000. This transaction has been accounted for at historical cost in a manner similar to a pooling of interest.

     As of September 30, 1998, an additional 21,314 shares of common stock were issuable (without regard to vesting restrictions) upon exercise of outstanding employee stock options under the Bank's 1992, 1994, 1995, and 1997 Stock Option Plans.

(4)  Comprehensive Income

     In June 1997, SFAS No. 130, Reporting Comprehensive Income was issued. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by owners (changes in paid in capital) and distributions to owners (dividends). This statement is effective for fiscal years beginning after December 15, 1997. For the three and nine months periods ended September 30, 1998 and 1997, unrealized holding gain (losses) on debt and equity securities available-for-sale is the Bank's only other comprehensive income component. Prior periods have been reclassified to reflect the application of the provisions of SFAS No. 130. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three and nine months ended September 30, 1998 and 1997:

                                                                     Three Months Ended
                                               ------------------------------------------------------------
                                                    September 30, 1998           September 30, 1997
                                               ---------------------------  -------------------------------
                                                           Tax          Net               Tax        Net
                                                         Expense      of Tax             Expense    of Tax
                                               Pretax   (Benefit)     Amount   Pretax   (Benefit)   Amount
                                               ------   ---------     ------   ------   ---------   ------
   Net unrealized gain (loss) on
     securities available-for-sale......        $690      $(235)      $455      $168      $ (57)     $111

   Less:  reclassification adjustment
     for net gain (loss) realized in
     net income.........................         198        (67)       131       146        (50)       96
                                               -----      -----       ---       ----      -----      ----
   Other comprehensive income...........        $888      $(302)      $586      $314      $(107)     $207
                                                ====      =====       ====      ====      =====      ====

                                                                            Nine Months Ended
                                                       -----------------------------------------------------------
                                                            September 30, 1998             September 30, 1997
                                                       -----------------------------  ----------------------------
                                                                  Tax         Net                Tax        Net
                                                                  Expense     of Tax             Expense    of Tax
                                                       Pretax    (Benefit)    Amount   Pretax   (Benefit)   Amount
                                                       ------    ---------    ------   ------   ---------   ------
   Net unrealized gain (loss) on
     securities available-for-sale......                 $310      $(106)      $204     $849      $(289)     $560

   Less:  reclassification adjustment
     for net gain (loss) realized in
     net income.........................                  248        (84)       164      133        (45)       88
                                                         ----       ----       ----     ----      -----      ----

   Other comprehensive income...........                 $558      $(190)      $368     $982      $(334)     $648
                                                         ====      =====       ====     ====      =====      ====

(5)  Recent Accounting Standards

     In June 1997, SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information was issued. This statement requires public companies to report certain information about their operating segments in their annual financial statements and quarterly reports issued to stockholders. It also requires public companies to report certain information about their products and services, the geographic areas in which they operate, and their major customers. This statement is effective for fiscal years beginning after December 15, 1997. Earlier application is encouraged. Implementation of SFAS No. 131 should have no material effect on the Company's Consolidated Financial Statements.

(6)  General

     CNBT Bancshares, Inc., a Texas corporation, was incorporated under the laws of the State of Texas on April 8, 1998, primarily to serve as a holding company for the Bank. All requisite regulatory approvals and the satisfaction of all other conditions to the organization of the Bank into a holding company structure have been completed. The reorganization was effective on July 2, 1998. For further discussion of the holding company formation, the reader is directed to the Company's Form S-4 Registration Statement (File No. 333-50039) filed with the Securities and Exchange Commission on April 14, 1998, as amended.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     CNBT Bancshares, Inc. (the "Company") is a bank holding company headquartered in Bellaire, Texas, which derives substantially all of its income from the operation of its wholly-owned bank subsidiary, Citizens National Bank of Texas (the "Bank"). The Company was formed in July 1998 as a bank holding company for the Bank, which was chartered in 1983.

     For the nine months ended September 30, 1998, the Company had net income of $3.2 million, an increase of $600,000 or 23.1% from the same time period in 1997. This earnings growth was due primarily to an increase in net interest income, which resulted from strong loan growth. Net income per share, basic and fully diluted, decreased to $0.64 and $0.63, respectively, for the nine months ended September 30, 1998, from $0.66 and $0.66 for the same time period in 1997. The Company's annualized return on average assets was 1.31% and the annualized return on average common equity was 13.35% for the nine months ended September 30, 1998, compared to 1.28% and 18.33% for the same time period in 1997.
Earning per share and return on equity declined as a result of the issuance of 1,150,000 shares in October 1997.

     Total assets increased to $362.5 million at September 30, 1998, from $285.6 million at September 30, 1997, an increase of $76.9 million or 26.9%, and from $295.6 million at December 31, 1997, an increase of $66.9 million or 22.6%. The increase was due primarily to an increase in the deposits. Deposits increased to $307.8 million at September 30, 1998, from $254.8 million at September 30, 1997, an increase of $53.0 million or 20.8%, and from $260.9 million at December 31, 1997, an increase of $46.9 million or 18.0%. Total stockholders' equity was $34.0 million at September 30, 1998, representing an increase of $13.3 million or 64.3% over total stockholders' equity of

$20.7 million at September 30, 1997, and an increase of $2.4 million or 7.6% over stockholders' equity of $31.6 million at December 31, 1997. The significant increase in stockholders' equity is attributable to the initial public offering in October 1997.

Results of Operations

  Net Interest Income

     Net interest income for the nine months ended September 30, 1998, was $9.4 million, an increase of $1.6 million or 20.5% from $7.8 million for the nine months ended September 30, 1997. The Company's net interest margin was 4.06% and 4.12% and the net interest spread was 2.94% and 3.18% for the nine months ended September 30, 1998 and 1997, respectively. The decrease in net interest margin resulted from a smaller increase in net interest income relative to the increase in total average interest-earning assets. There was a decrease in the yield on total interest-earning assets of 0.12% and an increase of 0.12% in the rate paid on interest-bearing liabilities which resulted in a decrease in net interest spread.

     The increase in net interest income resulted from increases in the loan and securities portfolios. Interest income from loans increased to $8.0 million from $7.0 million for the nine months ended September 30, 1998 and 1997, respectively, an increase of $1.0 million or 14.3%. The yield in the loan portfolio increased to 10.01% for the nine months ended September 30, 1998, from 9.82% for the nine months ended September 30, 1997. Interest income from the securities portfolio increased to $9.4 million for the nine months ended September 30, 1998, from $7.6 million for the nine months ended September 30, 1997, a $1.8 million or 23.7% increase. This was due primarily to a 27.2% increase in average securities held and a yield that decreased to 6.27% for the nine months ended September 30, 1998, compared to the same period in 1997. Partially offsetting the interest income growth was an increase in interest expense, which grew to $8.1 million for the nine months ended September 30, 1998, compared to $6.8 million for the nine months ended September 30, 1997. This increase was the result of strong growth in average deposits, in particular, money market and savings deposits and certificates of deposit.

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

                                                           NINE MONTHS ENDED                   NINE MONTHS ENDED
                                                           SEPTEMBER 30, 1998                  SEPTEMBER 30, 1997
                                                -----------------------------------   -----------------------------------
                                                  AVERAGE      INTEREST    AVERAGE      AVERAGE     INTEREST    AVERAGE
                                                OUTSTANDING    EARNED/      YIELD/    OUTSTANDING    EARNED/     YIELD/
                                                  BALANCE        PAID        RATE       BALANCE       PAID        RATE
                                                -----------    --------    -------    -----------   --------    -------
                                                                        (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
   Loans.....................................      $107,116    $ 8,045     10.01%      $ 94,895    $ 6,989      9.82%
   Securities................................       199,408      9,370      6.27        156,828      7,553      6.42
   Federal funds sold and other
        earning assets.......................         1,532         77      6.70            519         14      3.60
                                                   --------    -------                 --------    -------
        Total interest-earning assets........       308,056     17,492      7.57        252,242     14,556      7.69
Less:  allowance for loan losses.............         1,055                                 716
                                                   --------                            --------
Total earning assets, net of allowance.......       307,001                             251,526
Nonearning assets............................        21,617                              17,724
                                                   --------                            --------

        Total Assets.........................      $328,618                            $269,250
                                                   ========                            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
   Interest-bearing demand deposits..........      $ 20,649    $   273      1.76%      $ 19,190    $   253      1.76%
   Savings and money market
        accounts.............................        80,402      2,307      3.83         70,587      1,933      3.65
   Certificates of deposit...................       121,898      5,101      5.58        104,036      4,292      5.50
   Borrowed funds............................        10,251        423      5.50          5,987        279      6.21
                                                   --------    -------                 --------    -------
        Total interest-bearing liabilities...       233,200      8,104      4.63        199,800      6,757      4.51
                                                               -------                             -------
Noninterest-bearing liabilities:
   Noninterest-bearing demand
        deposit..............................        60,786                              49,267
   Other liabilities.........................         2,332                               1,387
                                                   --------                            --------
        Total liabilities....................       296,318                             250,454
Stockholders' equity.........................        32,300                              18,796
                                                   --------                            --------
        Total liabilities and
          stockholders' equity...............      $328,618                            $269,250
                                                   ========                            ========

Net interest income..........................                  $ 9,388                             $ 7,799
                                                               =======                             =======
Net interest spread (1)......................                               2.94%                               3.18%
Net interest margin (2)......................                               4.06%                               4.12%

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

     The following table presents for the periods indicated the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase related to higher outstanding balances and the volatility of interest rates:

                                                           NINE MONTHS ENDED
                                                      SEPTEMBER 30, 1998 VS. 1997
                                                     -----------------------------
                                                      INCREASE (DECREASE)
                                                            DUE TO
                                                      ------------------
                                                     VOLUME       RATE       TOTAL
                                                     ------       ----       -----
                                                          (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
 Loans............................................   $  848      $ 208       $1,056
 Securities.......................................    2,202       (385)       1,817
 Other earning assets.............................       19         44           63
                                                     ------      -----       ------
  Total increase (decrease) in interest income....    3,069       (133)       2,936

INTEREST-BEARING LIABILITIES:
 Interest-bearing demand deposits.................       19          1           20
 Savings and money market accounts................      235        139          374
 Certificates of deposit..........................      713         96          809
 Borrowed funds...................................      219        (75)         144
                                                     ------      -----       ------
  Total increase (decrease) in interest expense...    1,186        161        1,347
                                                     ------      -----       ------
Increase (decrease) in net interest income........   $1,883      $(294)      $1,589
                                                     ======      =====       ======

  Provisions for Loan Losses

     The provision for loan losses was $423,000 for the nine months ended September 30, 1998, and $507,000 for the same period in 1997, a decrease of $84,000 or 16.7%.

  Noninterest Income

     Noninterest income for the nine months ended September 30, 1998, was $2.2 million, an increase of $400,000 or 22.2% from $1.8 million in the same period in 1997. The following table presents, for the periods indicated, the major categories of noninterest income:

                                                       NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                      ---------------------
                                                       1998           1997
                                                       ----           ----
                                                      (DOLLARS IN THOUSANDS)

Service fees.....................                       $1,487   $1,460
Net realized gains on sale of
 available-for-sale securities...                          248      133
Other operating income...........                          496      213
                                                        ------   ------
Total noninterest income.........                       $2,231   $1,806
                                                        ======   ======

     For the nine months ended September 30, 1998, service fees on deposit accounts were comparable to the amount for the same periods in 1997. Even though deposit accounts grew from 22,576 at September 30, 1997 to 25,093 at September 30, 1998, service fee income remained comparable due to competition involving free checking accounts. Other operating income increased to $496,000 for the nine months ending September 30, 1998, an increase of $283,000 or 132.9% over the same period in 1997. The increase is primarily attributed to a recovery received in the amount of $229,000 from the bonding company due to a former employee's defalcation.

  Noninterest Expenses

     In the nine-month period ended September 30, 1998, noninterest expenses increased $1.3 million or 23.2% to $6.9 million from the 1997 comparable period. For the nine months ended September 30, 1998, the efficiency ratio, calculated by dividing total noninterest expenses (excluding securities gains and losses) by net interest income plus noninterest income, increased to 60.5% for the nine months ended September 30, 1998, from 58.6% for the nine months ended September 30, 1997. This increase was primarily due to an increase in salaries and employee benefits along with other general and administrative expenses.

     Salaries and benefit expense and general administrative expenses, for the nine months ended September 30, 1998, was $4.6 million, an increase of $900,000 or 24.3% from $3.7 million in the same period of 1997. The increase was due to additional personnel required to accommodate the growth and the opening of a new branch office in Northwest Houston. Total full-time equivalent employees at September 30, 1998, increased to 108 from 95 at September 30, 1997.

     Occupancy expense and equipment maintenance increased to $854,000 for the nine-month period ended September 30, 1998, from $765,000 for the nine-month period ended September 30, 1997. Major categories included within occupancy expense are building lease expense, depreciation expense, and maintenance expense. Depreciation expense increased to $315,000 for the nine-month period September 30, 1998, an increase of $18,000 or 6.1% from $297,000 for the same period in 1997. This increase was primarily due to equipment purchases. Maintenance expense for the nine-month period ended September 30, 1998, was $199,000, an increase of $26,000 or 15.0% over the same period in 1997.

     Data processing expense for the nine-month period ended September 30, 1998, was $680,000, as compared to $587,000 for the same period in 1997, an increase of $93,000 or 15.8%. The increase is due to the Bank's re-negotiation of its contract for data processing services which are handled by a third party vendor, and the increase in the number of the Bank's deposit accounts and loans, along with the increase in the number of items processed.

  Income Taxes

     Income tax expense includes the regular federal income tax at the statutory rate. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense, and the amount of other nondeductible expenses. In the first nine months of 1998, income tax expense was $1.1 million, an increase of $100,000 or 10.0% from $1.0 million of income tax expense for the same period in 1997. The higher income tax expense in the first nine months of 1998 compared to the first nine months of 1997 is principally due to the increase in taxable income. The effective tax rates were 25.0% for the nine months ended September 30, 1998, and 27.1% for the nine months ended September 30, 1997.

FINANCIAL CONDITION

  Loan Portfolio

     Loans, net of unearned interest, were $108.8 million at September 30, 1998, an increase of $5.9 million or 5.7% from $102.9 million at December 31, 1997.
At September 30, 1998, loans as a percentage of assets and deposits were 30.0% and 35.3%, respectively.

     The following table summarizes the loan portfolio of the Bank by type of loan as of September 30, 1998 and December 31, 1997:

                                                   SEPTEMBER 30, 1998     DECEMBER 31, 1997
                                                   ------------------     -----------------
                                                    AMOUNT    PERCENT     AMOUNT    PERCENT
                                                    ------    -------     ------    -------
                                                             (DOLLARS IN THOUSANDS)

Commercial and industrial............             $ 22,337      20.5%   $ 25,230      24.5%
Real estate:
 Construction and land development...               12,821      11.8      10,673      10.4
 1-4 family residential..............               10,987      10.1      10,808      10.5
 Commercial owner occupied...........               23,853      21.9      17,846      17.3
 Other...............................                  617       0.6         378       0.4
Consumer.............................               38,135      35.1      37,940      36.9
                                                  --------      ----    --------      ----

 Total loans.........................             $108,750     100.0%   $102,875     100.0%
                                                  ========     =====    ========     =====

  Nonperforming Assets

     The Bank's conservative lending policies have resulted in strong asset quality. Nonperforming assets were $550,000 at September 30, 1998, compared to $1.3 million at December 31, 1997. This resulted in a ratio of nonperforming assets to loans plus other real estate of 0.50% and 1.3% at September 30, 1998, and December 31, 1997, respectively, and a ratio of nonperforming assets to total assets of 0.15% and 0.46% at September 30, 1998 and December 31, 1997, respectively.

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

     The following table presents information regarding nonperforming assets at September 30, 1998 and December 31, 1997:

                                                                   SEPTEMBER 30,    DECEMBER 31,
                                                                       1998            1997
                                                                       ----            ----
                                                                      (DOLLARS IN THOUSANDS)
Nonaccrual loans............................................           $ 273          $  279
Accruing loans 90 or more days past due.....................             234           1,016
Restructured loans..........................................              43              54
Other real estate and foreclosed property...................               0               0
                                                                       -----          ------
 Total nonperforming assets.................................           $ 550          $1,349
                                                                       =====          ======

Nonperforming assets to total loans and other real estate...             .51%           1.31%
Nonperforming assets to total assets........................             .15%            .46%

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

     Management believes that the allowance for loan losses at September 30, 1998, is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that the Bank will not sustain losses in future periods, which could be greater than the size of the allowance at September 30, 1998.

     The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

                                                            NINE MONTHS
                                                              ENDED         YEAR ENDED
                                                           SEPTEMBER 30,    DECEMBER 31,
                                                              1998             1997
                                                           -------------    ------------
                                                               (DOLLARS IN THOUSANDS)

Allowance for loan losses at beginning of period...         $ 1,009          $  687
Provision for loan losses..........................             432             877
Charge-offs........................................            (436)           (636)
Recoveries.........................................              99              81
                                                            -------          ------

Allowance for loan losses at end of period.........         $ 1,104          $1,009
                                                            =======          ======

                                                           SEPTEMBER 30,    DECEMBER 31,
                                                              1998             1997
                                                           -------------    ------------

Allowance to period-end loans......................            1.02%            .98%
Net charge-offs (recoveries) to average loans......             .31%            .57%
Allowance to period-end nonperforming loans........          200.73%          74.80%

  Securities

     The Company's securities portfolio as of September 30, 1998, totaled $233.3 million, as compared to $169.8 million at December 31, 1997, and $164.8 million at September 30, 1997. The year-to-date increase of $63.5 million or 37.4% is a result of the reinvestment of excess liquidity in U.S. Government and agency and mortgage-backed securities and municipal bonds. The Company is required to classify its debt and equity securities into one of three categories: held-to-maturity, trading or available-for-sale. Investments in debt securities are classified as held-to-maturity and measured at amortized cost in the financial statements only if management has the intent and ability to hold these securities to maturity. Securities that are bought and held principally for the purposes of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Securities not classified as either held-to-maturity or trading are classified as available-for-sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax in a separate components of stockholders' equity until realized. Gains and losses on sales of securities are determined using the specific-identified method.

     As of September 30, 1998, the held-to-maturity portfolio totaled $105.8 million and the available-for-sale portfolio totaled $127.5 million. The net unrealized gain in the available-for-sale portfolio was $2.3 million as of September 30, 1998. The Company tracks but does not record market changes on its held-to-maturity portfolio. At September 30, 1998, the market value of the held-to-maturity portfolio was $107.2 million.

     The following table presents the amortized cost of securities classified as available-for-sale and their approximate fair values at September 30, 1998, and December 31, 1997:

                                                                    SEPTEMBER 30, 1998
                                                    ------------------------------------------------
                                                                    GROSS        GROSS
                                                    AMORTIZED     UNREALIZED   UNREALIZED     FAIR
                                                       COST          GAIN         LOSS        VALUE
                                                    ------------------------------------------------
                                                                  (DOLLARS IN THOUSANDS)
U.S. Government and agency securities...             $ 23,983       $  295        $   0     $ 24,278
Mortgage-backed securities..............               43,268          356          (52)      43,572
Obligations of state and political
 subdivisions...........................               55,317        1,778          (62)      57,033
Other securities........................                2,655            0            0        2,655
                                                     --------       ------        -----     --------

Total securities........................             $125,223       $2,429        $(114)    $127,538
                                                     ========       ======        =====     ========

                                                                     DECEMBER 31, 1997
                                                    ------------------------------------------------
                                                                    GROSS        GROSS
                                                    AMORTIZED     UNREALIZED   UNREALIZED     FAIR
                                                       COST          GAIN         LOSS        VALUE
                                                    ------------------------------------------------
                                                                  (DOLLARS IN THOUSANDS)

U.S. Government and agency securities...             $ 17,085       $  262        $  (1)    $ 17,346
Mortgage-backed securities..............               22,757          259            0       23,016
Obligations of state and political
 subdivisions...........................               48,884        1,363          (81)      50,166
Other securities........................                2,508            0            0        2,508
                                                     --------       ------        -----     --------
 Total securities.......................             $ 91,234       $1,884        $ (82)    $ 93,036
                                                     ========       ======        =====     ========

     The following table presents the amortized cost of securities classified as held-to-maturity and their approximate fair values at September 30, 1998, and December 31, 1997:

                                                                    SEPTEMBER 30, 1998
                                                    ------------------------------------------------
                                                                    GROSS        GROSS
                                                    AMORTIZED     UNREALIZED   UNREALIZED     FAIR
                                                       COST          GAIN         LOSS        VALUE
                                                    ------------------------------------------------
                                                                  (DOLLARS IN THOUSANDS)

U.S. Government and agency securities...             $ 51,834       $1,068        $ (21)   $ 52,881
Mortgage-backed securities..............               53,945          415          (16)     54,344
                                                     --------       ------        -----    --------
 Total securities.......................             $105,779       $1,483        $ (37)   $107,225
                                                     ========       ======        =====    ========


                                                                     DECEMBER 31, 1997
                                                    ------------------------------------------------
                                                                    GROSS        GROSS
                                                    AMORTIZED     UNREALIZED   UNREALIZED     FAIR
                                                       COST          GAIN         LOSS        VALUE
                                                    ------------------------------------------------
                                                                  (DOLLARS IN THOUSANDS)
U.S. Government and agency securities...             $ 49,055       $  982        $ (24)   $ 50,013
Mortgage-backed securities..............               27,740          195         (379)     27,556
                                                     --------       ------        -----    --------
 Total securities.......................             $ 76,795       $1,177        $(403)   $ 77,569
                                                     ========       ======        =====    ========

     U.S. Government and agency securities are primarily securities issued by the Federal National Mortgage Association (Fannie Mae) ("FNMA"), Federal Home Loan Bank ("FHLB"), and Federal Home Loan Mortgage Corporation (Freddie Mac) ("FHLMC"). Mortgage-backed securities are securities that have been developed by pooling a number of real estate mortgages and are principally issued by federal agencies such as the FNMA, FHLMC and the Governmental National Mortgage Association (Ginnie Mae) ("GNMA"). These securities have high credit ratings, and minimum regular monthly cash flows of principal and interest are guaranteed by the agencies. The Company has no mortgage-backed securities that have been issued by non-agency entities.

  Deposits

     Total deposits as of September 30, 1998, were $307.8 million, as compared to $254.8 million at September 30, 1997, an increase of $53.0 million or 20.8%, resulting from growth in same location deposits, combined with the additional deposits of the branch offices. When compared to total deposits of $260.9 million on December 31, 1997, the amount at September 30, 1998, represents a year-to-date increase of $46.9 million, as the strong deposit growth experienced in 1997 continued through the first nine months of 1998.

     Non-interest bearing demand deposits at September 30, 1998, were $66.9 million, as compared to $52.6 million at September 30, 1997, an increase of $14.3 million or 27.2%. When compared to non-interest bearing demand deposits of $54.6 million on December 31, 1997, the September 30, 1998, amount represents a year-to-date increase of $12.3 million. The percentage of non-interest bearing deposits to total deposits as of September 30, 1998, continued strong at 21.7%.

     The Bank offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of demand, savings, NOW accounts, money market, and time accounts. The Bank relies primarily on advertising, competitive pricing policies, and customer service to attract and retain these deposits. As of September 30, 1998, the Bank had no deposits classified as brokered funds. Deposits provide generally all the funding for the Bank's lending and investment activities and the interest paid for deposits must be managed carefully to control the level of interest expense.

     The Bank's ratios of average non-interest bearing deposits to average total deposits at September 30, 1998, and December 31, 1997, were 21.4%, and 20.4%, respectively. The daily average balances and weighted average rates paid on deposits for the nine month period ended September 30, 1998 and the year ended December 31, 1997, are presented below:

                                         NINE MONTHS ENDED        YEAR ENDED
                                        SEPTEMBER 30, 1998    DECEMBER 31, 1997
                                        ------------------    -----------------
                                         AMOUNT      RATE      AMOUNT      RATE
                                         ------      ----      ------      ----
                                                 (DOLLARS IN THOUSANDS)
  NOW accounts.......................     $ 20,649    1.76%    $ 19,348    1.76%
  Regular savings....................        7,361    2.23        6,731    2.24
  Money Market.......................       73,041    3.98       65,010    3.84
  CDs less than $100,000.............       68,489    5.55       61,097    5.53
  CDs $100,000 and over..............       33,801    5.57       27,544    5.52
  IRAs & QRPs........................       19,608    5.69       16,706    5.62
                                          --------    ----     --------    ----
   Total interest-bearing deposits...      222,949    4.59      196,436    4.49

  Noninterest-bearing deposits.......       60,786       0       50,494       0
                                          --------    ----     --------    ----
  Total deposits.....................     $283,735    3.61%    $246,930    3.57%
                                          ========    ====     ========    ====

     The following table sets forth the maturity and repricing of the Bank's certificates of deposit that are $100,000 or greater at September 30, 1998, and December 31, 1997:

                                    SEPTEMBER 30,   DECEMBER 31,
                                       1998            1997
                                    -------------   -----------
                                       (DOLLARS IN THOUSANDS)

  3 months or less..............         $10,701        $ 9,000
  Between 3 months and 1 year...          24,701         15,110
  Over 1 year...................           6,164          7,063
                                         -------        -------
  Total CDs $100,000 and over...         $41,566        $31,173
                                         =======        =======

  Borrowings

     Other short-term borrowings generally represent borrowings from the FHLB with maturities ranging from one to thirty days. Information relating to these borrowings as of September 30, 1998, is summarized as follows:

                                               SEPTEMBER 30,     DECEMBER 31,
                                                   1998             1997
                                               ------------      -----------
                                                   (DOLLARS IN THOUSANDS)
Other short-term borrowings:
  Average.................................         $ 3,120         $ 4,582
  Period-end..............................           7,750               0
Maximum month-end balance during period...
 (all FHLB borrowings)....................          17,750          15,100
Interest rate:
  Average.................................            5.50%           5.46%
  Period-end (weighted average)...........            5.58%           0.00%

     At period ending September 30, 1998, the Bank had three separate borrowing programs in effect. The Bank borrowed $7.8 million in overnight funds at a rate of 5.86%. Also, the Bank borrowed $10,000,000 that had a five-year stated maturity with a two-year lockout. Those borrowings consist of $5,000,000 at 5.335% and $5,000,000 at 5.385%. At December 31, 1997, there were no borrowings outstanding.

  Interest Rate Sensitivity

     The Company analyzes its interest rate risk position by use of a simulation model and shock analysis. As of September 30, 1998 the simulation model indicates that, in the event of a 200 basis point increase in underlying market interest rates, the Company's net interest income would decrease 10.8%. Correspondingly, in the event of a 200 basis point decrease in market interest rates, the Company's net interest income would increase by 8.5%. The results of this "rate shock test", which assumes a parallel shift in the yield curve, indicate that the present mix of interest earning assets and interest-bearing liabilities should provide reasonable protection from changes in interest rates. However, because the Company maintains a significant percentage of its assets in investment securities and a significant portion of its investment securities consist of fixed rate securities rather than adjustable rate securities, a rapid increase or decrease in interest rates could have a greater adverse effect on the Company's net interest margin and results of operation. The simulation model also provides a detailed interest rate sensitivity gap ("GAP") analysis, which the Company uses as a secondary source in analyzing its asset/liability mix. At September 30, 1998 the GAP measurement of interest rate sensitive assets minus interest rate sensitive liabilities divided by total assets indicates a cumulative negative GAP of 24.7% through one year and a cumulative negative GAP of 0.81% for all periods. The Company seeks to maintain the cumulative GAP to total assets within 35% for one year.

     The Company's Investment-Asset/Liability Committee has adopted specific investment policies directed at reducing the length of maturity of securities that it purchases and shifting a portion of the securities portfolio to adjustable rate securities.

  Capital Resources and Liquidity

     Stockholders' equity increased to $34.0 million at September 30, 1998, from $31.6 million at December 31, 1997, an increase of $2.4 million or 7.6%. This increase was primarily attributable to $3.2 million in earnings along with a net unrealized gain on securities of $400,000. Additionally, the Company declared dividends of $1.4 million.

     Liquidity involves the Company's ability to raise funds through asset growth and reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements, and to operate the Company on an ongoing basis. During the nine months ended September 30, 1998, the Company's liquidity needs have primarily been met by growth in deposits, as previously discussed. The cash position was further supplemented by the amortization of the securities and loan portfolios. Additionally, access to borrowed funds from the FHLB was available and has been utilized to take advantage of investment opportunities.

     FHLB advances may be utilized from time to time as either a short-term funding source or a long-term funding source. FHLB advances can be particularly attractive as a long-term funding source to balance interest rate sensitivity and reduce interest rate risk. The Company is eligible for two borrowing programs through the FHLB. The first, called "Short-Term Fixed" (STF), requires delivery of eligible securities for collateral. At September 30, 1998, the Company had approximately $136.2 million available as a short-term funding source in this program. Maturities under this program range from 1-35 days.

     The second borrowing program, the "Blanket Borrowing Program" (BBP), is under an overnight borrowing agreement which does not require the delivery of specific collateral. Borrowings are limited to a maximum of 65% of the Company's 1-4 family mortgage loans. At September 30, 1998, the Company had approximately $22.9 million in potential borrowings available under this program. Under this program, the Company must hold approximately $1 in FHLB stock for each $10 in borrowings. In addition, under the Blanket Borrowing Program, the Company may deliver specific collateral which will dramatically increase total potential borrowings. Upon delivery, the FHLB will review the collateral and assign a loan-to-value ratio of approximately 90%. In addition to real estate loans, the FHLB will accept delivery of credit card and installment loans. The advances are limited to 50% of assets or total eligible collateral, whichever is less. The advances are subject to the stock purchase requirements as mentioned above. At September 30, 1998, the Company had total potential borrowings under the various programs discussed above of $159.1 million.

     The Bank's risk-based capital ratios remain above the levels designated as "well capitalized". At September 30, 1998, the Bank's tier 1 capital to assets, tier 1 risk-based capital, and tier 1 leverage ratios were 8.96%, 21.61% and 9.88%, respectively.

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

    The Company has completed an internal review of all computer hardware, date-sensitive automated equipment, and software. Some of the Company's software will require modification or replacement so that applications and computer systems will properly use dates beyond December 31, 1999. The Company is using both internal and external resources to correct or replace and test in-house code to ensure uninterrupted customer service. The Company believes that through modifications to existing software and conversion to new software, the Year 2000 issue will be adequately addressed. The Company is also working with its third party data processing vendor to coordinate their Year 2000 activities with the Company's to ensure Year 2000 readiness.

     The Company plans to complete its Year 2000 readiness project within one year and began significant testing of programs during the month of October 1998. The Company currently expects to incur approximately $100,000 in programming and equipment costs in connection with the Year 2000 project which is being funded through operating cash flows, will be expensed or capitalized as incurred over the next two years, and is not expected to have any material adverse effect on the Company's results of operations.

     The Company is also reviewing its loan portfolio and deposit base to assess Year 2000 compliance by its significant borrowers and depositors.

     The Company's Year 2000 readiness project costs include the estimated costs and time associated with the impact of the Company's primary third party data processing vendor's Year 2000 issues and are based on presently available information. The costs associated with the Year 2000 readiness project and the date on which the Company plans to complete the project are based on management's best estimates, which were derived using assumptions of future events including the availability of certain resources, third party vendors Year 2000 plans, and other factors. There is no assurance that the Company's estimates will be realized and actual results could differ materially. Specific factors that might cause such a material difference include the availability and cost of trained programming personnel and the ability to locate and correct all relevant computer code. In addition, there can be no assurance that the systems and applications of other companies on which the Company's systems and applications rely will be timely converted, that a fail to convert by another company, or that a conversion that is incompatible with the Company's systems and applications would not have a material adverse impact on the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

  Not applicable.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

     On June 15, 1998, Marsha Emmons, a former employee of the Bank, filed a lawsuit against the Bank in the United States District Court for the Southern District of Texas, Houston Division under the caption Marsha Emmons v. Citizens National Bank, Civil Action No. H-98-1846. The plaintiff alleges that she suffered employment discrimination on the basis of sex and seeks injunctive relief restoring her to employment, lost pay, medical benefits, compensatory damages, punitive damages, and her costs of the lawsuit, together with prejudgment and postjudgment interest. The case has not yet entered the discovery stage. The Bank intends to vigorously defend against this action and believes the ultimate resolution of this suit will not have a material adverse effect on the Bank's financial position or results of operations.


Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

     Exhibit No.                Item
     -----------                ----

     11 Computation of Earnings Per Share (Included as Note (2) to Interim Consolidated Financial Statements on page 8 of this Form 10-Q)

     27      Financial Data Schedule

     (b)  Reports on Form 8-K.

          None
                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CNBT BANCSHARES, INC.
                                                 (Registrant)


By    /s/ B. Ralph Williams                      October 30, 1998
    --------------------------------------       Date
    B. Ralph Williams, President and Chief
    Executive Officer

By    /s/ Randall W. Dobbs                       October 30, 1998
    --------------------------------------       Date
    Randall W. Dobbs, Executive Vice
    President and Chief Operations
    Officer (Chief Accounting Officer)