Form 10-K405
period 1998-12-31
CNBT BANCSHARES INC
filed 1999-03-24
CIK 1058995

--------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

    [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                      OR

    [_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period ______ to _______

                       Commission File Number 000-24553


                             CNBT BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)

          United States                                     76-0575815
   (State or other jurisdiction of                        (I.R.S. employer
   incorporation or organization)                         identification no.)

                            5320 Bellaire Boulevard
                            Bellaire, Texas  77401
         (Address of principal executive offices, including zip code)

                                (713) 661-4444
             (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $1.00 per share
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
           ------

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 11, 1999 was approximately $38,949,000. The aggregate market value was computed by using the closing price of the stock as of that date on the Nasdaq National Market. (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

Number of shares of Common Stock, $1.00 par value, outstanding at March 11, 1999: 4,911,117.

Documents Incorporated by Reference:

Part III -- Portions of the registrant's definitive proxy statement to be issued in connection with registrant's annual stockholders' meeting to be held on May 18, 1999.

--------------------------------------------------------------------------------

                               TABLE OF CONTENTS


PART I                                                                    Page
                                                                          ----

Item 1.   Business........................................................  3
Item 2.   Properties...................................................... 14
Item 3.   Legal Proceedings............................................... 14
Item 4.   Submission of Matters to a Vote of Security Holders............. 14
Item 4A   Executive Officers of the Registrant............................ 15

PART II

Item 5.   Market for the Registrant's Common Equity and
            Related Stockholder Matters................................... 17
Item 6.   Selected Consolidated Financial Data............................ 18
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................... 19
Item 7A   Quantitative and Qualitative Disclosure About Market Risk....... 43
Item 8.   Financial Statements and Supplementary Data..................... 43
Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure........................... 44

PART III

Item 10.  Directors and Executive Officers of the Registrant.............. 45
Item 11.  Executive Compensation.......................................... 45
Item 12.  Security Ownership of Certain Beneficial
            Owners and Management......................................... 45
Item 13.  Certain Relationships and Related Transactions.................. 45

PART IV

Item 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K........................................... 46
          Signatures...................................................... 47


Forward-Looking Statements

     In the normal course of its business, the Company, in an effort to keep its stockholders and the public informed about the Company's operations, may from time to time issue certain statements, either in writing or orally, that contain or may contain forward-looking information. In addition to historical information, this Annual Report contains forward-looking statements. Generally, these statements relate to business plans or strategies, acquisitions made or to be made by the Company, and other aspects of the Company's operating results. Forward looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results and Market Price of Stock." The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission including the Quarterly Reports on Form 10-Q to be filed by the Company in 1999 and any Current Reports on Form 8-K filed by the Company.

                                    PART I

Item 1. Business.

General

     CNBT Bancshares, Inc. (the "Company") is a Texas corporation and bank holding company, which owns and derives substantially all of its income from the operation of its wholly-owned subsidiary, Citizens National Bank of Texas (together with its wholly-owned subsidiary, the "Bank"). The Bank is a national banking association that provides a full range of traditional retail and commercial banking services primarily to individual consumers and small businesses in the Houston metropolitan area. The Bank was founded in October 1983 in the City of Bellaire, an incorporated city within the city limits of Houston, by a group of experienced bankers who had been senior officers with other commercial banks in the Bank's primary market area. Over its sixteen-year history, the Bank has demonstrated a consistent record of growth and profitability. The Bank has increased its assets and net income in each year of operation, even during the period of adverse economic conditions in Texas in the mid-to-late 1980s. At December 31, 1998, the Company had $377.9 million in total assets, $330.9 million in total deposits and total stockholders' equity of $33.4 million.

     The Company was incorporated under the laws of Texas on April 8, 1998, to serve as a holding company for the Bank. The reorganization of the Bank into a holding company structure was effective on July 2, 1998, at which time the holders of common stock of the Bank became stockholders of the Company and the Bank became a subsidiary of the Company.

     The Company's main office is located at 5320 Bellaire Boulevard, Bellaire, Texas 77401 and its telephone number is (713) 661-4444.

     Management of the Company adheres to a community banking philosophy that emphasizes accessible, service-oriented, relationship banking. Management believes that this commitment, together with the Bank's conservative lending and prudent investment policies, are important factors in its success and growth. The Bank's high quality personal service and responsiveness to customer needs has attracted numerous customers from larger regional and multi national banks. Management believes that the continued acquisitions of local banks by out-of-state organizations present additional opportunities to attract customers who prefer to work with a local community bank or who have experienced a decline in personal service from the out-of-state banks. The quality of service provided by the Bank and the development of long-term customer relationships has been facilitated by the continuity of service of officers and staff. The Bank's eight senior lending officers average more than 25 years of experience in the Bank's primary market areas. In addition, of the Bank's 23 current executive officers and directors, 11 were in the founding group.

     As a full service commercial bank, the Bank offers an array of lending and deposit services to its retail and commercial customers. The primary lending focus of the Bank is on small business, commercial and residential real estate, and consumer loans. The Bank generally seeks a mix of 50% consumer loans, 25% small business loans, and 25% real estate loans. Loan demand and maturities may cause the actual percentage of the Bank's loans in any category to vary from the proposed mix. As a service to its customers, the Bank also offers home computer banking, provides on-site access to conventional mortgage loans through its subsidiary CNB Mortgage Company, and check printing, which permits almost immediate turnaround on check orders.

     The Bank maintains a strong community orientation by, among other things, supporting the active participation of its officers and employees in local charitable, civic, school, and religious activities. Three of the Bank's senior officers are past Presidents of the Bellaire Chamber of Commerce. In 1989, the Bank founded the Leisure Club for customers 50 years of age and over. Leisure Club members are eligible for a package of special services from the Bank and participate in community activities and various local, national, and international trips and tours. At December 31, 1998, the Leisure Club had more than 4,310 members and accounted for more than $144.5 million in deposits in the Bank. The Bank has renovated an office building adjacent to its main office which serves as the office and activity center for the Leisure Club and is also available to other community organizations free of charge. The Bank currently has three full-time employees and one part-time employee dedicated to the Leisure Club's activities.

     Management believes that the Houston metropolitan area offers significant growth opportunities for the Bank. Houston is the fourth largest city in the United States with an estimated metropolitan area population in 1996 of approximately 3.8 million. The Company's primary markets are centered in the City of Bellaire, approximately seven miles southwest of the Houston central business district, northwest Houston, and in rapidly growing suburban northeast Fort Bend County, which is approximately 15 miles southwest of the Houston central business district. The Bank's main office is located in the City of Bellaire, an established community in the center of southwest Houston. This area is attractive to residents because of its convenience to the Houston central business district, the Texas Medical Center, the Galleria area, local museums, and Rice University. According to U.S. Census Bureau estimates, Fort Bend County ranked as the second fastest growing county in Texas and the fourth fastest growing urban county in the United States between 1990 and 1995, based on per capita population. According to private research estimates, Fort Bend County also ranked sixth in the nation in economic strength and employment growth for counties with populations of 150,000 or more and is predicted to have the sixth fastest rate of employment growth of any county in the U.S. from 1995 to 2005. In May 1998, the Bank established a temporary branch office and began construction of a permanent branch office and drive through facility in northwest Houston.

     The Company has grown through a combination of internal growth and the opening of new community banking offices. The Bank opened its first two branch offices in 1992 in supermarkets in Fort Bend County, Texas, and a third in 1997, which afforded the Bank with a relatively inexpensive means of entering this new market. In addition to providing the Bank with an opportunity to diversify its deposit base, this area was attractive because of its growth characteristics. In December 1995, the Bank opened a free-standing office in Sugar Land, an affluent section of Fort Bend County. This office is managed by a senior banking officer with 15 years of experience in the Fort Bend market area. At December 31, 1998, the Fort Bend County branches accounted for approximately $56.2 million of the Bank's deposits, of which $31.9 million were at the free-standing Sugar Land office.

     The Company's strategy is to increase its presence in existing markets by targeting individuals and small owner-operated businesses and to expand into new areas of the greater Houston metropolitan area that complement its existing or targeted customer base by opening new branch offices or acquiring existing financial institutions. In pursuing its expansion strategy, the Bank intends to seek both an attractive location and one or more senior banking officers with experience in the local community to staff the office. Currently, the Bank is actively pursuing expansion into the west and northwest suburban areas of the greater Houston metropolitan area either by establishing a new branch office or acquiring one or more existing branches. There can be no assurance that the Bank can successfully establish new branch offices or acquire existing institutions and failure to do so may limit the Bank's growth potential. The Bank plans to have its permanent free-standing branch office in northwest Houston completed in September 1999, and is exploring an additional sight in west Houston for a possible branch office.

Competition

     The banking business is highly competitive and the profitability of the Company depends principally upon the Company's ability to compete in the Houston metropolitan area. In addition to competing with other commercial and savings banks and savings and loan associations, the Company competes with credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based non-bank lenders, and certain other non-financial entities, including retail stores that may maintain their own credit programs, and governmental organizations that may offer subsidized financing at lower rates than those offered by the Company. Many of the Company's competitors have significantly greater financial and other resources and larger lending limits than the Company. The Company has been able to compete effectively with other financial institutions by emphasizing customer service, including local office decision-making on loans, establishing long-term customer relationships, and building customer loyalty.

     The success of the Company is also highly dependent upon general economic conditions in the Houston metropolitan area. Significant deterioration in the local economy or economic problems in the greater Houston area could substantially impact the Company's performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results and Market Price of Stock."

Employees

     As of December 31, 1998, the Company had 110 full-time equivalent employees, 31 of whom were officers. The Company provides medical and hospitalization insurance and a 401(k) profit sharing plan to its full-time employees. The Company considers its relations with its employees to be excellent.

Supervision and Regulation

     The federal banking laws contain numerous provisions affecting various aspects of the business and operations of the Company. The following description of references herein to applicable statutes and regulations, which are not intended to be complete descriptions of these provisions or their effects on the Company and the Bank, are brief summaries and are qualified in their entirety by reference to such statutes and regulations.

     General. The Company is subject to the Bank Holding Company Act of 1956, as amended (the "BHCA"), and to regulation and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Bank is a national bank under the National Bank Act of 1864, as amended (the "National Bank Act"). As a national banking association, the Bank is supervised, examined, and regulated principally by the Office of the Comptroller of the Currency (the "OCC"). The OCC regularly examines such areas as capital adequacy, reserves, loan portfolio, investments, and management practices. The Bank must also furnish quarterly and annual reports to the OCC, and the OCC may exercise cease and desist and other enforcement powers over the Bank if its actions represent unsafe or unsound practices or violations of law. Since the deposits of the Bank are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation (the "FDIC"), the Bank is also subject to regulation and supervision by the FDIC. Because the Bank is a member of the Federal Reserve System, the Federal Reserve Board also has supervisory authority over certain operations and activities of the Bank.

     Bank Holding Company Act of 1956. The BHCA requires the Company to secure prior approval of the Federal Reserve Board before acquiring control, directly or indirectly, of more than five percent of the voting shares or substantially all of the assets of any institution, including another bank. In addition, a bank holding company is prohibited from engaging in or acquiring direct or indirect control of more than five percent of the voting shares of any company engaged in non-banking activities unless the Federal Reserve Board, by order or regulation, has found such activities to be so closely related to banking, managing, or controlling banks as to be a proper incident thereto. In making this determination, the Federal Reserve Board considers whether these activities offer benefits to the public that outweigh any possible adverse effects.

     As a bank holding company, the Company is required to file an annual and quarterly report with the Federal Reserve Board as well as any additional information that the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve Board may also make examinations of the Company and any or all of its subsidiaries. Further, under Section 106 of the 1970 amendments to the BHCA and the Federal Reserve Board's regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extensions of credit or provision of credit or provision of any property or services. The so-called "anti-tie-in" provisions state generally that a bank may not extend credit, lease, sell property or furnish any service to a customer on the condition that the customer provide additional credit or service to the bank, to its bank holding company or to any other subsidiary of its bank holding company or on the condition that the customer not obtain other credit or service from a competitor of the bank, its bank holding company or any subsidiary of its bank holding company.

     Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries, on investments in the stock or other securities of the bank holding company and on taking of such stock or securities as collateral for loans to any borrower.

     Permitted Activities of Bank Holding Companies. The Federal Reserve Board permits bank holding companies to engage in activities so closely related to banking or managing or controlling banks as to be a proper incident thereto. While the types of permissible activities are subject to change by the Federal Reserve Board, the following list comprises the principal activities that presently may be conducted by a bank holding company.

     1) Making, acquiring or servicing loans and other extensions of credit for its own account or for the account of others, such as would be made by the following types of companies: consumer finance, credit card, mortgage, commercial finance and factoring.

     2) Operating as an industrial bank, Morris Plan or industrial loan company in the manner authorized by state law so long as the institution does not both accept demand deposits and make commercial loans.

     3) Operating as a trust company in the manner authorized by federal or state law so long as the institution does not make certain types of loans or investments or accept deposits, except as may be permitted by the Federal Reserve Board.

     4) Subject to certain limitations, acting as an investment or financial advisor to investment companies and other persons.

     5) Leasing personal and real property or acting as agent, broker, or advisor in leasing property, provided that it is reasonably anticipated that the transaction will compensate the lessor for not less than the lessor's full investment in the property.

     6) Making equity and debt investments in corporations or projects designed primarily to promote community welfare.

     7) Providing to other financially oriented data processing or bookkeeping services.

     8) Subject to certain limitations, acting as an insurance agent or broker in relation to insurance for itself and its subsidiaries or for insurance directly related to extensions of credit by the bank holding company system.

     9) Subject to certain limitations, acting as underwriter for credit life insurance and credit accident and health insurance that is directly related to extensions of credit by the bank holding company system.

     10)  Providing courier services of a limited character.

     11) Subject to certain limitations, providing management consulting advice to nonaffiliated banks and nonbank depository institutions.

     12) Selling money orders having a face value of $1,000.00 or less, travelers' checks and United States savings bonds.

     13)  Performing appraisals of real estate.

     14) Subject to certain conditions, acting as intermediary for the financing of commercial or industrial income-producing real estate by arranging for the transfer of the title, control and risk of such a real estate project to one or more investors.

     15) Providing securities brokerage services, related securities credit activities pursuant to Federal Reserve Board Regulation T and incidental activities such a offering custodial services, individual retirement accounts and cash management services, if the securities brokerage services are restricted to buying and selling securities solely as agent for the account of customers and do not include securities underwriting or dealing or investment advice or research services.

     16) Underwriting and dealing in obligations of the United States, general obligations of states and their political subdivisions and other obligations such as bankers' acceptances and certificates of deposit.

     17) Subject to certain limitations, providing by any means, general information and statistical forecasting with respect to foreign exchange markets; advisory services designed to assist customers in monitoring, evaluating and managing their foreign exchange exposures; and certain transactional services with respect to foreign exchange.

     18) Subject to certain limitations, acting as a futures commission merchant in the execution and clearance on major commodity exchanges of futures contracts and options on futures contracts for bullion, foreign exchange, government securities, certificates of deposit and other money market instruments.

     19) Subject to certain limitations, providing commodity trading and futures commission merchant advice.

     20) Providing consumer financial counseling that involves counseling, educational courses and distribution of instructional materials to individuals on consumer-oriented financial management matters, including debt consolidation, mortgage applications, bankruptcy, budget management, real estate tax shelters, tax planning, retirement and estate planning, insurance and general investment management, so long as this activity does not include the sale of specific products or investments.

     21) Providing tax planning and preparation advice such as strategies designed to minimize tax liabilities and includes, for individuals, analysis of the tax implications of retirement plans, estate planning and family trusts. For corporations, tax planning includes the analysis of the tax implications of mergers and acquisitions, portfolio mix, specific investments, previous tax payments and year-end tax planning. Tax preparation involves the preparation of tax forms and advice concerning liability based on records and receipts supplied by the client

     22)  Providing check guaranty service to subscribing merchants.

     23) Subject to certain limitations, operating a collection agency and credit bureau.

     24) Acquiring and operating thrift institutions, including savings and loan associations, building and loan associations and FDIC-insured savings banks.

     25)  Operating a credit bureau, subject to certain limitations.

     Permissible Activities of National Banks. The National Bank Act sets forth the rights, privileges, and powers of national banks and defines the activities in which national banks may engage. National banks may engage in the following activities: to make, arrange, purchase, or sell loans or extensions of credit secured by liens or interests in real estate; to purchase, hold, and convey real estate under certain conditions; to offer certain trust services to the public; to deal in investment securities in certain circumstances; and, more broadly, to engage in the "business of banking" and activities that are "incidental" to banking. The following are a few of the activities deemed incidental to the business of banking: the borrowing and lending of money; receiving deposits, including deposits of public funds; holding or selling stock or other property acquired in connection with security on a loan; discounting and negotiating evidences of debt; acting as guarantor, if the bank has a "substantial interest in the performance of the transaction;" issuing letters of credit to or on behalf of its customers; operating a safe deposit business; providing check guarantee plans; issuing credit cards; operating a loan production office; selling loans under repurchase agreements; selling money orders at offices other than bank branches; providing consulting services to banks; and verifying and collecting checks.

     In general, statutory restrictions on the activities of banks are aimed at protecting the safety and soundness of banking practices. Many of the statutory restrictions limit the participation of national banks in the securities and insurance markets. These restrictions do not affect the Bank because it is not currently involved in the types of activities covered by the restrictions.

     Branching. National banks may establish a branch anywhere in Texas provided that the branch is approved in advance by the OCC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community, and consistency with corporate powers. The Interstate Banking Act, which expanded the authority of bank holding companies and banks to engage in interstate bank acquisitions and interstate banking, allows each state the option of "opting out" of the interstate branching (but not banking) provisions. The Texas Legislature opted out of the interstate branching provisions in 1995. Interstate banking was effective on September 25, 1995, and interstate branching would have become effective in Texas in June 1997, if Texas had not elected to opt out. The Texas "opt-out" legislation prohibiting interstate branching is effective until September 1999.

     Restrictions on Transactions with Affiliates and Insiders. The Company and the Bank are subject to certain provisions of the Federal Deposit Insurance Corporation Improvements Act of 1991 ("FDICIA") limiting transactions with the Company and its nonbanking affiliates. One set of restrictions is found in
Section 23A of the Federal Reserve Act, which affects loans or other credit extensions to, asset purchases with, and investments in affiliates of, the Company and the Bank. Such transactions with the Company, the Bank, or any of their nonbanking subsidiaries are limited in amount to ten percent of the Company's capital and surplus and, with respect to the Bank and all of its nonbanking subsidiaries together, to an aggregate of 20% of the Bank's capital and surplus. Furthermore, such loans and extensions of credit, as well as certain other transactions, are required to be secured in specified amounts.

     Another set of restrictions is found in Section 23B of the Federal Reserve Act. Among other things, Section 23B requires that certain transactions between the Company, its subsidiaries (including the Bank), and its affiliates must be on terms substantially the same, or at least as favorable to the Company or its subsidiaries, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons. In the absence of such comparable transactions, any transaction between the Company and its affiliates must be on terms and under circumstances, including credit standards, that in good faith would be offered to or would apply to nonaffiliated persons. The Bank is also subject to certain prohibitions against any advertising that indicates the Bank is responsible for the obligations of its affiliates. The Company did not have any nonbanking affiliates as of December 31, 1998.

     The restrictions on loans to directors, executive officers, principal stockholders, and their related interests (collectively referred to herein as "insiders") contained in the Federal Reserve Act and Regulation O now apply to all insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such loans can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution's total unimpaired capital and surplus, and the OCC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

     Interest Rate Limits. Interest rate limitations for the Bank are primarily governed by the National Bank Act which generally defers to the laws of the state where the bank is located. Under the laws of the State of Texas, the maximum annual interest rate that may be charged on most loans made by the Bank is based on doubling the average auction rate, to the nearest 0.25%, for United States Treasury Bills, as computed by the Office of the Consumer Credit Commissioner of the State of Texas. However, the maximum rate does not decline below 18% or rise above 24% (except for loans in excess of $250,000 that are made for business, commercial, investment or other similar purposes (excluding agricultural loans), in which case the maximum annual rate may not rise above 28%, rather than 24%). On fixed rate closed-end loans, the maximum non-usurious rate is to be determined at the time the rate is contracted, while on floating rate and open-end loans (such as credit cards), the rate varies over the term of the indebtedness. State usury laws (but not late charge limitations) have been preempted by federal law for loans secured by a first lien on residential real property.

     Examinations. The OCC periodically examines and evaluates national banks. Based upon such an evaluation, the OCC may revalue the assets of a national bank and require that it establish specific reserves to compensate for the difference between the OCC-determined value and the book value of such assets. Onsite examinations are to be conducted every 12 months, except that certain well-capitalized banks may be examined every 18 months. FDICIA authorizes the OCC to assess the institution for its costs of conducting the examinations.

     Prompt Corrective Action. In addition to the capital adequacy guidelines (see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Capital Resources"), FDICIA requires the OCC to take "prompt corrective action" with respect to any national bank that does not meet specified minimum capital requirements. The applicable regulations establish five capital levels, ranging from "well-capitalized" to "critically undercapitalized," which authorize, and in certain cases require, the OCC to take certain specified supervisory action. Under regulations implemented under FDICIA, a national bank is considered well-capitalized if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and it is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. A national bank is considered adequately capitalized if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of at least 4%, and leverage capital ratio of 4.0% or greater (or a leverage ratio of 3.0% or greater if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines), and the institution does not meet the definition of an undercapitalized institution. A national bank is considered undercapitalized if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0%, or a leverage ratio that is less than 4.0% (or a leverage ratio that is less than 3.0% if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines). A significantly undercapitalized institution is one which has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0%, or a leverage ratio that is less than 3.0%. A critically undercapitalized institution is one which has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Under certain circumstances, a well capitalized, adequately capitalized, or undercapitalized institution may be treated as if the institution were in the next lower capital category if it receives an unsatisfactory examination rating.

     With certain exceptions, national banks are prohibited from making capital distributions to their stockholders if the payment of such distributions will cause them to become undercapitalized. Furthermore, undercapitalized national banks are required to file capital restoration plans with the OCC. Such a plan will not be accepted unless, among other things, the banking institution's stockholders guarantee the plan up to a certain specified amount. Any such guarantee from a depository institution's stockholders is entitled to a priority of payment in bankruptcy. Undercapitalized national banks also are subject to restrictions on growth, acquisitions, branching and engaging in new lines of business unless they have an approved capital plan that permits otherwise. The OCC also may, among other things, require an undercapitalized national bank to issue shares or obligations, which could be voting stock, to recapitalize the institution or, under certain circumstances, to divest itself of any subsidiary.

     The OCC is authorized by the legislation to take various enforcement actions against any significantly undercapitalized national bank and any national bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the OCC. These powers include, among other things, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring divestiture by the institution of its subsidiaries, requiring new election of directors, and requiring the dismissal of directors and officers.

     Significantly and critically undercapitalized national banks may be subject to more extensive control and supervision. The OCC may prohibit any such institution from, among other things, entering into any material transaction not in the ordinary course of business, amending its charter or bylaws, or engaging in certain transactions with affiliates. In addition, critically undercapitalized institutions generally will be prohibited from making payments of principal or interest on outstanding subordinated debt. Within 90 days of a national bank becoming critically undercapitalized, the OCC must appoint a receiver or conservator unless certain findings are made with respect to the prospect for the institution's continued viability.

     Banks with capital ratios below the required minimum are subject to certain administrative actions by the FDIC, including the termination of deposit insurance upon notice and hearing or a temporary suspension of insurance without a hearing in the event the bank has no tangible capital.

     As of December 31, 1998, the Bank met the capital requirements of a "well-capitalized" institution.

     Dividends. Federal Reserve Board policy requires a bank holding company to serve as a source of financial strength to its banking subsidiaries and commit resources to their support. The Federal Reserve Board has required bank holding companies to contribute cash to their troubled bank subsidiaries based upon this "source of strength" regulation, which could have the effect of decreasing funds available for distributions to stockholders.

     It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends to common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries.

     The Company's principal source of funds to pay dividends on its shares will be cash dividends from the Bank. The payment of dividends by the Bank to the Company is subject to restrictions imposed by federal banking laws, regulations and authorities. Without approval of the OCC, dividends may not be paid by the Company in an amount in any calendar year which exceeds the Company's net income for that year, plus its retained net income for the preceding two years, less any required transfers to capital surplus. In addition, a national bank may not pay dividends in excess of its undivided profits. In some cases, the OCC may find a dividend payment that meets these statutory requirements to be an unsafe or unsound practice. Under FDICIA, the Bank cannot pay a dividend if it will cause the Bank to be "undercapitalized." See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Dividend History and Restrictions on Ability to Pay Dividends."

     The National Banking Act also provides that until the surplus fund of a bank equals its common stock, no dividend may be declared unless there has been carried to the surplus fund not less than 10% of the bank's net income of the preceding half-year in the case of quarterly or semi-annual dividends, or not less than 10% of the bank's net income for the preceding year in the case of annual dividends.

     Deposit Insurance. The deposits of the Bank are insured by the FDIC through the BIF to the extent provided by law. Under the FDIC's risk-based insurance system, BIF-insured institutions are currently assessed premiums of between zero and twenty seven cents per $100 of eligible deposits, depending upon the institution's capital position and other supervisory factors. Congress recently enacted legislation that, among other things, provides for assessments against BIF-insured institutions that will be used to pay certain Financing Corporation ("FICO") obligations. In addition to any BIF insurance assessments, BIF-insured banks are expected to make payments for the FICO obligations equal to an estimated $0.0129 per $100 of eligible deposits each year during 1997 through 1999, and an estimated $0.024 per $100 of eligible deposits thereafter.

     Conservator and Receivership Powers. FDICIA significantly expanded the authority of the federal banking regulators to place depository institutions into conservatorship or receivership to include, among other things, appointment of the FDIC as conservator or receiver of an undercapitalized institution under certain circumstances. In the event the Bank is placed into conservatorship or receivership, the FDIC is required, subject to certain exceptions, to choose the method for resolving the institution that is least costly to the BIF, such as liquidation. In any event, if the Bank was placed into conservatorship or receivership, because of the cross-guarantee provisions of the Federal Deposit Insurance Act, as amended, the stockholders of the Bank would likely lose their investment in the Bank.

     Brokered Deposit Restrictions. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and FDICIA generally limit institutions that are not well capitalized from accepting brokered deposits. In general, undercapitalized institutions may not solicit, accept, or renew brokered deposits. Adequately capitalized institutions may not solicit, accept, or renew brokered deposits unless they obtain a waiver from the FDIC. Even in that event, they may not pay an effective yield of more than 75 basis points over the effective yield paid on deposits of comparable size and maturity in the institution's normal market area for deposits accepted from within that area, or the national rate paid on deposits of comparable size and maturity for deposits accepted from outside the institution's normal market area.

     Consumer Laws and Regulations. In addition to the laws and regulations discussed herein, the Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth-in-Lending Act, the Truth-in-Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Community Reinvestment Act, the Equal Credit Opportunity Act, and the Fair Housing Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of their ongoing customer relations.

     Changing Regulatory Structure. Various legislation, including proposals to overhaul the bank regulatory system, expand the powers of banking institutions and bank holding companies, and limit the investments that a depositary institution may make with insured funds, is from time-to-time introduced in Congress. Other legislative and regulatory proposals regarding changes in banking and regulations of banks, thrifts, and other financial institutions, are being considered by the executive branch of the federal government, Congress, and various state governments, including Texas. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry and the operating environment of the Bank in substantial and unpredictable ways. The Bank cannot predict accurately whether any of these proposals will be adopted or, if adopted, how these proposals, or implementing regulations with respect thereto, will affect the financial condition or results of operation of the Bank.

     Expanding Enforcement Authority. One of the major effects of FDICIA was the increased ability of banking regulators to monitor the activities of banks and their holding companies. In addition, the Federal Reserve Board, the OCC, and the FDIC have extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. For example, the FDIC may terminate the deposit insurance of any institution which it determines has engaged in an unsafe or unsound practice. The agencies can also assess civil money penalties, issue cease and desist or removal orders, seek injunctions, and publicly disclose such actions.

     Effect on Economic Environment. The policies of regulatory authorities, including the monetary policy of the Federal Reserve Board, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve Board to affect the money supply are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid for deposits.

     Federal Reserve Board monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on the business and earnings of the Bank and its subsidiaries cannot be predicted.

Item 2. Properties.

     The Company currently has six banking offices. The Company owns its main office, an adjacent drive-in banking facility, and an adjacent office building, which has been converted to a community activity center and offices for the Leisure Club. The Company currently leases the real estate where its main office is located pursuant to a ten-year lease expiring in 2001 with an option to renew or purchase the property. The Company also owns the building and land for its free-standing Sugar Land branch and the new Northwest Houston branch. The Bank leases space in three grocery stores from The Kroger Co. under leases that expire in 2000, 2000, and 2002, respectively. The following table sets forth specific information on each branch, each of which offers full service banking.


                                                            Branch Deposits at
Branch                                    Location           December 31, 1998
--------------------------------   ----------------------   ------------------
                                                              (In thousands)
Bellaire/Main Office............   5320 Bellaire Blvd.           $267,110
Sugar Land......................   Highway 59
                                    at Williams Trace              31,914
Sugar Land - First Colony (1)...   3665 Highway 6                   9,424
Stafford (1)....................   220 FM 1092                     11,671
Sugar Land - Sweetwater (1).....   4825 Sweetwater Blvd             3,240
Northwest (2)...................   13150 FM 529, Ste. 106           7,558

(1) Located in Kroger store.
(2) Opened May 1998

Item 3. Legal Proceedings.

     The Bank is a party to miscellaneous legal proceedings, which arose in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management believes that the ultimate resolution of these matters will not have a material adverse impact on the Company's financial condition or results of operation.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 4A. Executive Officers of the Registrant.

     The executive officers of the Bank are as follows:

  Name                        Office(s)
  ----                        ---------

Frank G. Cook.............  Chairman of the Board
B. Ralph Williams ........  President, Chief Executive Officer, and Director
Randall W. Dobbs..........  Executive Vice President, Cashier, Chief Operations
                              Officer, and Advisory Director
Joseph E. Ives............  Executive Vice President and Director
Mary A. Walker............  Senior Vice President and Director
John M. James.............  Senior Vice President and Advisory Director
Sheila J. Duffy...........  President of Sugar Land Office and Advisory Director
Robert J. Kramer..........  President of Northwest Office and Advisory Director

     Frank G. Cook. Mr. Cook was a founder of the Bank in 1983, was President from 1983 until 1986, when he was elected Chairman of the Board, and was Chief Executive Officer from 1983 until 1992. Prior to joining the Bank, Mr. Cook was Executive Vice President and Cashier of First National Bank of Bellaire where he was employed from 1979 until 1981. From 1950 until 1979, Mr. Cook was employed by First State Bank of Bellaire, having advanced to the position of Executive Vice President and Cashier and Secretary to the Board of Directors at the time he left the bank.

     B. Ralph Williams. Mr. Williams was a founder of the Bank in 1983 and has been President since 1986 and Chief Executive Officer since 1992. Prior to joining the Bank, Mr. Williams was employed by East Texas National Bank of Palestine as a Vice President, Loan Officer, and Compliance Officer from 1981 to 1983. He was associated with First National Bank of Bellaire as Senior Vice President from 1979 to 1981, and with First State Bank of Bellaire from 1963 until 1979, initially as a teller, and in various capacities advancing to Senior Vice President. Mr. Williams was with Houston National Bank from 1958 to 1963.

     Randall W. Dobbs. Mr. Dobbs joined the Bank as its first Cashier in 1983, became Chief of Operations in 1992, and Executive Vice President and Chief of Operations in 1996, and was elected an advisory director in 1995. Prior to joining the Bank, Mr. Dobbs was employed by Texas Bank & Trust from 1981 until 1983 and First National Bank of Bellaire from 1974 until 1981.

     Joseph E. Ives. Mr. Ives joined the Bank as Senior Vice President and was elected a Director in 1984 and Executive Vice President in 1986. Prior to joining the Bank, Mr. Ives was a Senior Vice President with Texas Commerce Bank
- Stafford from 1981 to 1984. Prior to 1981, Mr. Ives was a loan officer with First National Bank of Bellaire and First State Bank of Bellaire.

     Mary A. Walker. Ms. Walker joined the Bank as Vice President in 1983 and was elected a Director of the Bank in 1986 and a Senior Vice President in 1986. Prior to joining the Bank, Ms. Walker was employed with First National Bank of Bellaire as a Vice President and loan officer from 1979 to 1983.

     John M. James. Mr. James joined the Bank as a Senior Vice President in 1993. From 1985 to 1992, he served as President of First City National Bank of Bellaire. From 1978 to 1985, Mr. James was employed by First City National Bank in its corporate office in Houston. From 1973 to 1978, he was employed by the Federal Reserve Bank of Dallas in its bank holding company examination division.

     Sheila J. Duffy. Ms. Duffy joined the Bank as President of the Sugar Land office in 1995 and was elected an Advisory Director in November 1997. From February 1988 to July 1995, she was employed by Park National Bank - Stafford as a Vice President. From 1982 to 1988 she was employed by American National Bank, which was acquired by Park National Bank in 1988.

     Robert J. Kramer. Mr. Kramer joined the Bank as President of the Northwest office and as an Advisory Director in April 1998. From July 1985 to March 1998, he was employed by the Independence Bank - Houston, Texas, as President and CEO. From January 1983 to June 1985, he served as President and CEO of the Mont Belvieu State Bank, Mont Belvieu, Texas.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     The Company's Common Stock is approved for quotation on the Nasdaq Stock Market (the "NSM") under the symbol "CNBT." Shares began trading on October 1, 1997. The following table sets forth the range of the high and low per share closing sale prices for the Common Stock as reported by the NSM, and cash dividends declared for the period indicated.

                                                Low Sale Price    High Sale Price   Cash Dividend
                                                ---------------   ---------------   -------------
  1998
  ----
     First Quarter............................  $     12.250      $     16.625      $    0.09
     Second Quarter...........................        13.875            17.000           0.09
     Third Quarter............................        10.125            14.875           0.09
     Fourth Quarter...........................         9.625            12.125           0.10

  1999
  ----
     First Quarter (through March 11, 1999)...  $      9.813      $     11.250            --

     On March 11, 1999, the closing sale price as reported on the NSM was $11.25 per share. The number of holders of record of Common Stock based on the transfer records of the Company at March 12, 1999, was 441. Based on security position listings, the Bank believes it has in excess of 1,900 beneficial owners.

     The Bank has paid cash dividends to its stockholders since 1986. The Bank paid a special cash dividend of $0.10 on May 30, 1997, and declared a year-end dividend of $0.30 on December 31, 1997, payable on January 15, 1998. The Bank also declared a 10% stock dividend in April 1997. In 1998 the Bank declared cash dividends on a quarterly basis that amounted to $0.37 for the year.

     Commencing in March 1998, the Company began paying dividends on a quarterly basis. The declaration and payment of dividends on the Common Stock depends upon the earnings and financial condition of the Company and the Bank liquidity and capital requirements, the general economic and regulatory climate, the Company's ability to service any equity or debt obligations senior to the Common Stock, and other factors deemed relevant by the Company's Board of Directors. As of January 1, 1999, approximately $2.8 million was available, under applicable restrictions without regulatory approval, for payment of dividends by the Bank to the Company. Regulatory authorities could impose stricter limitations on the ability of the Company to pay dividends if such limits were deemed appropriate to preserve certain capital adequacy requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results and Market Price of Stock."

Item 6. Selected Consolidated Financial Data.

     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto, appearing elsewhere in the Annual Report, and the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected historical consolidated financial data as of the end of and for each of the five years in the period ended December 31, 1998, are derived from the Company's Consolidated Financial Statements which have been audited by independent public accountants.

                                                                       As of and for the
                                                                    Year Ended December 31,
                                               ---------------------------------------------------------
                                                 1998        1997        1996        1995        1994
                                               ---------   ---------   ---------   ---------   ---------
                                                         (In thousands, except per share data)
Income Statement Data:
  Interest income............................  $ 23,777    $ 19,941    $ 17,372    $ 14,705    $ 12,582
  Interest expense...........................    11,068       9,075       7,902       6,895       4,993
                                               --------    --------    --------    --------    --------
    Net interest income......................    12,709      10,866       9,470       7,810       7,589
  Provision for loan losses..................       612         877         655         200         126
                                               --------    --------    --------    --------    --------
    Net interest income after provision for
        loan losses..........................    12,097       9,989       8,815       7,610       7,463
  Noninterest income.........................     2,862       2,507       2,322       2,053       1,866
  Noninterest expenses.......................     9,352       7,644       6,949       6,108       5,892
                                               --------    --------    --------    --------    --------
    Income before taxes......................     5,607       4,852       4,188       3,555       3,437
  Provision for income taxes.................     1,122       1,154       1,035         683         668
                                               --------    --------    --------    --------    --------
  Net income.................................  $  4,485    $  3,698    $  3,153    $  2,872    $  2,769
                                               ========    ========    ========    ========    ========

Per Share Data:
  Net income, basic (1).....................   $   0.89    $   0.89    $   0.81    $   0.74    $   0.71
  Net income, fully diluted (2)(3)..........       0.88        0.88        0.80        0.73        0.70
  Book value................................       6.80        6.27        4.60        4.35        3.56
  Cash dividends............................       0.37        0.40        0.36        0.30        0.29
  Weighted average common shares
   outstanding, basic.......................      5,024       4,161       3,886       3,886       3,886
  Weighted average common shares
  outstanding, fully diluted................      5,105       4,224       3,941       3,938       3,936
Balance Sheet Data (4):
  Total assets..............................   $377,930    $295,606    $258,150    $231,779    $206,379
  Securities................................    244,524     169,831     147,505     148,294     134,029
  Loans.....................................    111,360     102,875      91,284      67,875      58,996
  Allowance for loan losses.................      1,183       1,009         687         484         522
  Total deposits............................    330,917     260,907     238,059     208,749     185,579
  Total stockholders' equity................     33,386      31,647      17,871      16,921      13,815
Performance Ratios:
  Return on average assets..................       1.33%       1.34%       1.30%       1.34%       1.40%
  Return on average common equity...........      13.89       16.89       18.43       19.10       20.51
  Net interest margin.......................       4.01        4.22        4.18        3.89        4.11
  Dividend payout ratio, basic..............      41.57       44.94       44.44       40.54       40.85
  Efficiency ratio (5)......................      61.03       58.31       60.12       63.45       63.31
Asset Quality Ratios (4):
  Nonperforming assets to loans
   and other real estate....................       0.46%       1.31%       0.57%       0.67%       0.92%
  Nonperforming assets to total assets......       0.13        0.46        0.20        0.20        0.26
  Net charge-offs to average loans..........       0.41        0.57        0.55        0.39        0.34
  Allowance for loan losses to total loans..       1.06        0.98        0.75        0.71        0.88
  Allowance for loan losses to
   nonperforming loans (6)..................     261.15       74.80      131.61      105.68       95.78
Capital Ratios (4):
  Leverage ratio............................       9.37%      11.10%       7.27%       7.43%       7.22%
  Average stockholders' equity to
    average total assets....................       9.55        7.96        7.05        7.03        6.84
  Tier 1 risk-based capital ratio...........      20.44       21.42       13.87       15.22       15.39
  Total risk-based capital ratio............      21.20       22.13       14.41       15.68       15.96
------------------------

   (1) Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Shares have been restated in accordance with FASB 128.
                                         (footnotes continued on following page)

   (2) Fully diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding plus the common stock equivalents computed using the treasury stock method. Shares have been restated in accordance with FASB 128.
   (3) Outstanding shares have been adjusted for all periods presented for a 2-for-1 stock split declared in May 1994 and 10% stock dividends declared in March 1997 and April 1996.
   (4) At period end, except net charge-offs to average loans and average stockholders' equity to average total assets.
   (5) Calculated by dividing total noninterest expenses by net interest income plus noninterest income, excluding securities gains and losses.
   (6) Nonperforming loans consist of nonaccrual loans and loans contractually past due 90 days or more.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company's balance sheets and statements of income and reviews the Company's operations for the three years ended December 31, 1998, and should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto and Selected Consolidated Financial Data.

Overview

     Total assets at December 31, 1998, 1997, and 1996, were $377.9 million, $295.6 million, and $258.2 million, respectively. This growth was a result of a strong local economy, expansion of the Company's services in northwest Houston and Fort Bend County, and the Company's style of accessible, service-oriented, relationship banking. Loans were $111.4 million at December 31, 1998, an increase of $8.5 million or 8.3% from $102.9 million at the end of 1997. Loans were $91.3 million at year end 1996. Deposits also experienced significant growth, increasing to $330.9 million at year end 1998 from $260.9 million at year end 1997, and $238.1 million at year end 1996. Stockholders' equity was $33.4 million, $31.6 million, and $17.9 million at December 31, 1998, 1997, and 1996, respectively. The increase in stockholders' equity in 1997 is primarily attributable to the sale of 1,150,000 shares of common stock in October 1997, which increased capital by approximately $11.1 million.

     Net income was $4.5 million, $3.7 million, and $3.2 million for 1998, 1997, and 1996, respectively. Basic earnings per share was $0.89, $0.89, and $0.81 and fully diluted earnings per share was $0.88, $0.88, and $0.80 for the years ended 1998, 1997, and 1996, respectively. The increase in net income was primarily the result of strong loan growth, maintenance of strong asset quality, and expense control. The return on average assets was 1.33%, 1.34%, and 1.30% and returns on average common equity was 13.89%, 16.89%, and 18.43% for the years ended 1998, 1997, and 1996, respectively. These ratios and the earnings per share amounts were relatively flat from 1997 to 1998 because of the 30% increase in shares outstanding as a result of the Company's public offering in the fourth quarter of 1997.

     The Company declared dividends of $0.37, $0.40, and $0.36 per share for the years ended 1998, 1997, and 1996, respectively, which resulted in a dividend payout ratio (basic) of 41.6%, 44.9%, and 44.4% for the years ended 1998, 1997, and 1996, respectively.

Results of Operations

     Net Interest Income

     Net interest income represents the amount by which interest income on interest-earning assets, including securities and loans, exceeds interest expense incurred on interest-bearing liabilities, including deposits and other borrowed funds. Net interest income is the principal source of the Company's earnings. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities combine to affect net interest income.

     1998 versus 1997. Net interest income for 1998 was $12.7 million, an increase of $1.8 million or 16.5% from $10.9 million for 1997. The Bank's net interest spread was 2.91% and 3.23% and the net interest margin was 4.01% and 4.22% for the years ended December 31, 1998, and 1997, respectively.

     The decrease in net interest margin resulted from an decrease in net interest income relative to the increase in total average interest earnings assets. There was a decrease in the yield on total interest earning assets of 0.24%, as well as an increase of 0.08% in the rate paid on interest earnings liabilities which resulted in a decrease in net interest spread.

     The increase in net interest income resulted from increases in the Company's loan and securities portfolios. Interest income from loans increased to $10.8 million in 1998 from $9.6 million in 1997, an increase of $1.2 million or 12.5%. The yield on the loan portfolio increased to 10.01% for 1998 from 9.90% for 1997. Interest income from the securities portfolio increased to $13.0 million for 1998 from $10.4 million for 1997, a $2.6 million or 25.0% increase. This was due primarily to a 30.20% increase in average securities held by the Bank and offset slightly by a decrease in yield from 6.46% in 1997 to 6.20% for 1998. Partially offsetting the interest income growth was an increase in interest expense, which grew to $11.1 million for 1998, compared to $9.1 million for 1997. This increase was the result of strong growth in average deposits, in particular, money market and savings deposits and certificates of deposit.

     1997 versus 1996. Net interest income totaled $10.9 million in 1997 compared to $9.5 million in 1996, an increase of $1.4 million or 14.7%. This resulted in net interest margins of 4.22% and 4.18% and net interest spreads of 3.23% and 3.28% for 1997 and 1996, respectively.

     The primary reason for higher net interest income was strong growth in outstanding loans. Yields on the loan portfolio increased to 9.90% from 9.89%. Interest and fees on loans increased by $1.5 million or 18.4% while interest on investment securities increased $1.1 million or 11.7%. Offsetting these increases was a large increase in interest expense due to the growth in savings and money market account balances and certificates of deposit and an increase in the rate paid to 4.51% from 4.39% for the year ended 1997 versus 1996.

     The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made and all average balances are daily average balances. Nonaccruing loans have been included in the table as loans carrying a zero yield.

                                                                       Year Ended December 31,
                                  --------------------------------------------------------------------------------------------------
                                                 1998                              1997                             1996
                                  --------------------------------  --------------------------------  ------------------------------
                                    Average    Interest   Average     Average    Interest   Average     Average    Interest  Average
                                  Outstanding   Earned/    Yield/   Outstanding   Earned/    Yield/   Outstanding   Earned/   Yield/
                                    Balance      Paid       Rate      Balance      Paid       Rate      Balance      Paid     Rate
                                  ------------ --------- --------- ------------- --------- --------- ------------- --------- -------

                                                                         (Dollars in thousands)
Assets
Interest-earning assets:
 Loans........................... $107,749     $10,787     10.01%   $ 96,655     $ 9,572      9.90%   $ 81,746     $ 8,084    9.89%
 Securities......................  208,058      12,904      6.20     159,798      10,320      6.46     143,832       9,243    6.43
 Federal funds sold and
  other Earning assets...........    1,230          86      6.99       1,030          49      4.76         878          45    5.13
                                  --------     -------              --------     -------              --------     -------
    Total interest-earning
    Assets.......................  317,037      23,777      7.50     257,483      19,941      7.74     226,456      17,372    7.67
Less allowance for
 loan losses.....................    1,072                               746                               548
                                  --------                          --------                          --------
Total earning assets,
 net of Allowance................  315,965                           256,737                           225,908
Nonearning assets................   22,128                            18,634                            16,794
                                  --------                          --------                          --------
   Total assets.................. $338,093                          $275,371                          $242,702
                                  ========                          ========                          ========
Liabilities and
 Stockholders' equity
Interest-bearing liabilities:
 Interest-bearing
  demand  Deposits............... $ 21,005     $   359      1.71%   $ 19,348     $   341      1.76%   $ 17,862     $   317    1.77%
 Savings and money
  market Accounts................   82,926       3,126      3.77      71,742       2,645      3.69      65,721       2,296    3.49
 Certificates of deposit.........  125,883       6,984      5.55     105,347       5,835      5.54      92,610       5,098    5.50
 Repurchase agreements
  and Borrowed funds.............   11,086         599      5.40       4,582         254      5.54       3,676         191    5.20
                                  --------     -------              --------     -------              --------     -------
   Total interest-bearing
    Liabilities..................  240,900      11,068      4.59     201,019       9,075      4.51     179,869       7,902    4.39
                                               -------                           -------                           -------
Noninterest-bearing liabilities:
 Noninterest-bearing
  demand Deposits................   62,446                            50,759                            44,274
 Other liabilities...............    2,466                             1,693                             1,455
                                  --------                          --------                          --------
  Total liabilities..............  305,812                           253,471                           225,598
Stockholders' equity.............   32,281                            21,900                            17,104
                                  --------                          --------                          --------
  Total liabilities and
   Stockholders' equity.......... $338,093                          $275,371                          $242,702
                                  ========                          ========                          ========
Net interest income..............              $12,709                           $10,866                           $ 9,470
                                               =======                           =======                           =======
Net interest spread (1)..........                           2.91%                             3.23%                           3.28%
Net interest margin (2)..........                           4.01%                             4.22%                           4.18%

   ________________
   (1) The interest rate spread is the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities.
   (2) The net interest margin is equal to net interest income divided by average interest-earning assets.

     The following table presents, for the periods indicated, the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to higher outstanding balances and the volatility of interest rates. For purposes of this table, changes attributable to both rate and volume which can not be segregated have been allocated.

                                                                   Year Ended December 31,
                                                    ----------------------------------------------------
                                                          1998 vs. 1997               1997 vs. 1996
                                                       Increase (Decrease)         Increase (Decrease)
                                                             Due to                      Due to
                                                    -------------------------   -------------------------
                                                    Volume    Rate     Total    Volume    Rate     Total
                                                    ------   -------   ------   ------   -------   ------
                                                                   (Dollars in thousands)
Interest-earning assets:
 Loans...........................................   $1,099    $ 116    $1,215   $1,474    $  14    $1,488
 Securities......................................    3,117     (533)    2,584    1,025       52     1,077
 Other earning assets............................       10       27        37        8       (4)        4
                                                    ------    -----    ------   ------    -----    ------
  Total increase (decrease) in interest income...    4,226     (390)    3,836    2,507       62     2,569
                                                    ------    -----    ------   ------    -----    ------

Interest-bearing liabilities:
 Interest-bearing demand deposits................       29      (11)       18       26       (2)       24
 Savings and money market accounts...............      412       69       481      210      139       349
 Certificates of deposit.........................    1,138       11     1,149      702       35       737
 Borrowed funds..................................      361      (16)      345       47       16        63
                                                    ------    -----    ------   ------    -----    ------
  Total increase (decrease) in interest
      expense....................................    1,940       53     1,993      985      188     1,173
                                                    ------    -----    ------   ------    -----    ------
 Increase (decrease) in net interest income......   $2,286    $(443)   $1,843   $1,522    $(126)   $1,396
                                                    ======    =====    ======   ======    =====    ======

     Provisions for Loan Losses

     The 1998 provision for loan losses decreased to $612,000 from $877,000 in 1997, a decrease of $265,000 or 30.22%. The provision for year ended 1997 increased to $877,000 from $655,000 in 1996, an increase of $222,000 or 33.89%.
The lower provision in 1998 and the increase in 1997 relate to the Company's methodology for determining the appropriate provision amount which includes an analysis of loan portfolio and economic trends and other portfolio risks. In addition, a significant portion of the increase from 1996 to 1997 was attributable to a provision for losses in the Company's credit card portfolio, which the Company sold in July 1998.

     Noninterest Income

     Noninterest income for the year ended December 31, 1998, was $2.9 million, an increase of $355,000 or 14.16% over the same period in 1997. Noninterest income of $2.5 million earned in the year ended December 31, 1997, represented an increase of $185,000 or 7.97% over the same period in 1996. The following table presents for the periods indicated the major components of noninterest income:

                                                                        Year Ended December 31,
                                                                 -------------------------------------
                                                                    1998         1997          1996
                                                                 ---------    ----------    ----------
(Dollars in thousands)

Service fees..................................................    $2,036        $1,950         $1,816
Net realized gains on sale of available-for-sale securities...       248           263            233
Other operating income........................................       578           294            273
                                                                  ------        ------         ------
 Total noninterest income.....................................    $2,862        $2,507         $2,322
                                                                  ======        ======         ======

     Service fees were $2.0 million for the year ended December 31, 1998, comparable to the $2.0 million earned for the year ended December 31, 1997. From 1996 to 1997 service fees increased $200,000 or 11.1%. This increase is primarily attributable to an increase in the number of deposit accounts from 21,871 at December 31, 1996, to 23,144 at December 31, 1997, to 25,972 at
December 31, 1998.

     Noninterest Expenses

     For the year ended December 31, 1998, noninterest expenses totaled $9.4 million, an increase of $1.8 million or 23.7% from $7.6 million in 1997, which had increased $695,000 or 10.0% from $6.9 million in 1996. The increase in noninterest expenses during these periods was due primarily to increases in salaries and benefits, general and administrative expenses, data processing and professional fees. The efficiency ratio was 61.03% in 1998, 58.31% in 1997, and 60.12% in 1996. The percentage increase from 1997 to 1998 was due primarily to an increase in staff to accommodate the Company's growth which included the opening of a new full service branch office in northwest Houston.

     Salary and benefits, general and administrative expenses for the year ended December 31, 1998, were $6.1 million, an increase of $1.1 million or 22.0% from $5.0 million for the year ended December 31, 1997. Salary, general and administrative, and benefit expenses for the year ended December 31, 1997, were up $485,000 or 10.7% from the same period in 1996. The increase in both years was due primarily to the hiring of additional personnel required to accommodate the Bank's growth. Total full-time equivalent employees at December 31, 1998, 1997, and 1996 were 110, 99, and 83, respectively.

     Net occupancy and equipment maintenance expenses increased $148,000 and $45,000 or 14.2% and 4.5% in 1998 and 1997, respectively. This increase in expenses is attributable to the Sugar Land (Sweetwater) office which began operations in June 1997 and the Northwest office which opened in 1998. Major categories included within occupancy expense are building lease expense, depreciation expense, and maintenance expense. Depreciation expense increased $18,000 and $6,000 or 4.4% and 1.4% in 1998 and 1997, respectively. These increases were due primarily to depreciation on equipment provided to new employees and expenses related to technology upgrades throughout the Bank. Maintenance expense for equipment and building for the year ended December 31, 1998, was $285,000, an increase of $53,000 or 22.8% compared to $232,000 in 1997 and $204,000 in 1996.

     Data processing expenses during 1998 were $899,000, an increase of $104,000 or 13.1% from $795,000 during 1997, which had increased $92,000 or 13.1% from $703,000 during 1996. This increase was primarily due to a renegotiation of the Bank's contract for data processing services which are handled by a third party vendor and the increase in the number of the Bank's deposit accounts.

     Postage and printing expense during 1998 increased to $485,000 from $414,000 in 1997, an increase of 17.1%. Proxies related to the stockholders meeting in May 1998, along with the growth in deposit accounts primarily influenced this increase. From 1996 to 1997, postage and printing decreased $22,000, or 5.0%.

     Professional fees during 1998 increased to $621,000 from $353,000 in 1997, a difference of $268,000 or 75.9%. This increase is attributed to professional, accounting and legal fees related to the formation of the Company, reorganization into a holding company, quarterly reporting, and audit expenses. Also, fees related to an efficiency expert, transfer agent fees, and professional fees associated with CRA can also be attributed to this increase. Professional fees during 1997 increased to $353,000 from $285,000 during 1996, an increase of $68,000 or 23.9%.

     Deposit insurance premiums paid by the Bank totaled $32,000 for 1998 compared to $29,000 for 1997. Deposit insurance premiums were increased effective as of January 1, 1997, to $0.013 per $100 of deposits from $500 per quarter in 1996. See "Business -- Supervision and Regulation."

     Income taxes

     The income tax provision includes both federal current and deferred income tax amounts using the statutory rates currently in effect. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense, and the amount of other nondeductible expenses. In 1998, income tax expense was $1.1 million, a decrease of $100,000 or 8.3% from $1.2 million in 1997. In 1997, income tax expense was $1.2 million, an increase of $119,000 or 11.5% from the $1.0 million of income tax expense in 1996. The effective tax rates for 1998, 1997, and 1996, respectively, were 20.0%, 23.8%, and 24.7%.

     Impact of Inflation

     The effects of inflation on the local economy and on the Company's operating results have been relatively modest for the past several years. Since substantially all of the Company's assets and liabilities are monetary in nature, such as cash, securities, loans and deposits, their values are less sensitive to the effects of inflation than to changing interest rates, which do not necessarily change in accordance with inflation rates. The Company tries to control the impact of interest rate fluctuations by managing the relationship between its interest rate sensitive assets and liabilities. See "Financial Condition -- Interest Rate Sensitivity and Liquidity" below.

Financial Condition

     Loan Portfolio

     Total loans increased by $8.5 million or 8.3% to $111.4 million at December 31, 1998. During 1997, total loans increased $11.6 million or 12.7% to $102.9 million from $91.3 million at December 31, 1996. The increase in 1998 is net of the sale of the Company's credit card program, which accounted for $2.0 million in the loan portfolio.

     At December 31, 1998, total loans represented 33.7% of deposits and 29.5% of total assets. Total loans as a percentage of deposits were 39.4% at December 31, 1997, as compared to 38.3% at December 31, 1996. Total loans as a percentage of total assets were 34.8% at December 31, 1997, as compared with 35.4% at December 31, 1996.

     The following table summarizes the loan portfolio of the Bank by major category as of the dates indicated:

                                                                      December 31,
                         -------------------------------------------------------------------------------------------------------
                                1998                 1997                 1996                 1995                 1994
                         -------------------  -------------------  -------------------  -------------------  -------------------
                          Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent
                         --------  ---------  --------  ---------  --------  ---------  --------  ---------  --------  ---------
                                                                 (Dollars in thousands)

Commercial and industrial $ 23,836    21.4%    $ 25,230    24.5%    $22,717     24.9%    $18,180     26.8%    $15,564     26.4%

Real estate:

 Construction and land
  development............   11,144    10.0       10,673    10.4       6,285      6.9       3,240      4.8       3,301      5.6

 1-4 family residential..   11,161    10.0       10,808    10.5      11,245     12.3       8,329     12.3       7,913     13.4

 Commercial owner
  occupied...............   25,760    23.1       17,846    17.3      15,998     17.5       9,912     14.6       7,280     12.3

 Other...................      643     0.6          378     0.4         340      0.4         100      0.1         123      0.2

Consumer.................   38,816    34.9       37,940    36.9      34,699     38.0      28,114     41.4      24,815     42.1
                          --------  ---------  --------  ---------  --------  ---------  --------  ---------  --------  ---------
  Total loans............ $111,360   100.0%    $102,875   100.0%    $91,284    100.0%    $67,875    100.0%    $58,996    100.0%
                          ========  =========  ========  =========  ========  =========  ========  =========  ========  =========

     The primary lending focus of the Company is on small commercial businesses, commercial and residential real estate, and consumer loans. The Company offers a variety of commercial lending products including term loans, lines of credit, and equipment financing. A broad range of short and medium-term commercial loans, both collateralized and uncollateralized, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisitions of real estate and improvements), and the purchase of equipment and machinery. The purpose of a particular loan generally determines its structure. While the Company's lending limit is approximately $5.0 million, its largest currently outstanding loan is approximately $2.3 million, and the average size of its 20 largest loans is approximately $887,000. The Company generally seeks a mix of 50% consumer loans, 25% small business loans, and 25% real estate loans although the mix will vary from time-to-time due to market conditions and the Company's policy allows for a variance of up to 10% in any category.

     The Company seeks credit risks of good quality within its target markets that display stable operating histories and cash flows and secondary sources of repayment from tangible collateral and personal guarantees. Generally, the Company's commercial loans are underwritten in the Company's primary market area on the basis of the borrower's ability to service such debt from income. The Company maintains rigorous credit approval and credit quality assurance policies. Under these policies, all loans in excess of $50,000 that are not collateralized by a certificate of deposit, a deposit account, or vehicles must be approved by the Company's loan committee, which includes four outside directors. The loan committee meets on an as needed basis in order to provide prompt response to customer's loan requests. As a general practice, the Company takes as collateral a lien on any available real estate, equipment, or other assets and personal guarantees. Working capital loans are primarily collateralized by short-term assets whereas term loans are primarily collateralized by long-term assets. Business loans secured by assets other than real estate generally range from $20,000 to $100,000 with the largest such loan being $500,000.

     A substantial portion of the Company's real estate loans consists of loans collateralized by real estate and other assets of commercial customers. Real estate loans range from $3,000 to $2.3 million. The Company originates single-family residential mortgage loans collateralized by owner-occupied properties through the Company's subsidiary CNB Mortgage Company. At its main office, the Company accepts mortgage applications, gathers necessary information and documentation, processes applications, and approves applicants in accordance with the underwriting guidelines of the purchasers of the mortgages. The

Company currently sells all residential mortgages it originates at closing and does not service any residential mortgages.

     Loans collateralized by single-family residential real estate generally have been originated in amounts of no more than 80% of appraised value. The Company requires mortgage title insurance and hazard insurance in the amount of the loan. Although the contractual loan payment periods for single-family residential real estate loans are generally for a three to seven-year period, such loans often remain outstanding for significantly shorter periods than their contractual terms.

     Consumer loans made by the Company include automobile loans, recreational vehicle loans, boat loans, home improvement loans, personal loans (collateralized and uncollateralized), and deposit account collateralized loans. The terms of these loans typically range from 12 to 84 months and vary based upon the nature of collateral and size of loan. Consumer loans typically range from $5,000 to $25,000 with the largest consumer loan being $148,000.

     The contractual maturity ranges of the commercial and industrial, real estate mortgage, and real estate construction loan portfolio and the amount of such loans with fixed interest rates and floating rates in each maturity range as of December 31, 1998, are summarized in the following table:

                                                     December 31, 1998
                                         -----------------------------------------
                                                    After One     After
                                         One Year    Through      Five
                                         or Less    Five Years    Years     Total
                                         --------   ----------   -------   -------
                                                  (Dollars in thousands)

Commercial and industrial.............    $11,103      $12,615   $   118   $23,836
Real estate mortgage..................      6,468       15,190    15,906    37,564
Real estate construction..............      6,292        2,875     1,977    11,144
                                          -------      -------   -------   -------
 Total................................    $23,863      $30,680   $18,001   $72,544
                                          =======      =======   =======   =======

Loans with a fixed interest rate......    $16,935      $24,127   $13,725   $54,787
Loans with a floating interest rate...      6,928        6,553     4,276    17,757
                                          -------      -------   -------   -------
 Total................................    $23,863      $30,680   $18,001   $72,544
                                          =======      =======   =======   =======

     Nonperforming Assets

     The Company has well developed procedures in place to maintain a high quality loan portfolio. These procedures include credit quality policies that begin with approval of lending policies and underwriting guidelines by the Board of Directors, an independent loan review conducted by outside parties, low individual lending limits for officers, Loan Committee approval for large credit relationships, and quality loan documentation procedures. The Company's lending officers and loan personnel identify and analyze weaknesses in the portfolio and report credit risk changes on a monthly basis to the Bank's Board of Directors. The Company also maintains a well-developed monitoring process for credit extensions in excess of $50,000. The Company performs monthly and quarterly concentration analyses based on collateral types, business lines, large credit sizes, and officer portfolio loads. The Company has established underwriting guidelines to be followed by its officers. The Company also monitors its delinquency levels for any negative or adverse trends. There can be no assurance, however, that the Company's loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

     The Company generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory. All loans past due 90 days, however, are placed on nonaccrual status, unless the loan is both well collateralized and in the process of collection. Cash payments received while a loan is classified as nonaccrual are recorded as a reduction of principal as long as doubt exists as to collection. The Company is sometimes required to revise a loan's interest rate or repayment terms in a troubled debt restructuring.

     The Company's conservative lending approach has resulted in strong asset quality. Nonperforming assets at December 31, 1998, were $507,000, compared with $1.3 million at December 31, 1997, $522,000 at December 31, 1996, and $458,000
at December 31, 1995. This resulted in a ratio of nonperforming assets to loans plus other real estate of 0.46%, 1.31% and 0.57% at December 31, 1998, 1997, and 1996, respectively. The increase at December 31, 1997 was due to a number of 1-4 family construction loans that were in the process of being converted from construction loans to permanent loans and sold but had not been converted at year-end. $624,000 of these loans were converted and sold in January 1998, which reduced total nonperforming assets to approximately $725,000, resulting in a ratio of nonperforming loans to loans plus other real estate of 0.70% and a ratio of nonperforming assets to total assets of 0.25%.

     Loans listed as nonaccrual and restructured loans are not considered to be material. If interest had been accrued on nonaccrual loans, such income would have been approximately $17,000, $30,000 and $21,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

     The following table presents information regarding nonperforming assets as of December 31, 1994 through 1998:

                                                                  December 31,
                                                   -------------------------------------------
                                                    1998     1997      1996     1995     1994
                                                   ------   -------   ------   ------   ------
(Dollars in thousands)

Nonaccrual loans................................   $ 239    $  279    $ 301    $ 323    $ 398
Accruing loans 90 or more days past due.........     174     1,016      191       97       84
Restructured loans..............................      40        54       30       38       63
Other real estate and foreclosed property.......      54        --       --       --       --
                                                   -----    ------    -----    -----    -----
  Total nonperforming assets....................   $ 507    $1,349    $ 522    $ 458    $ 545
                                                   =====    ======    =====    =====    =====

Nonperforming assets to total loans and other
 real estate....................................    0.46%     1.31%    0.57%    0.67%    0.92%
Nonperforming assets to total assets............    0.13      0.46     0.20     0.20     0.26

     Allowance for Loan Losses

     The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. Based on an evaluation of the loan portfolio, management presents a monthly review of the allowance for loan losses to the Board of Directors, indicating any changes in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers the diversification by industry of the Company's commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security, the evaluation of its loan portfolio by the loan review function, and the annual examination of the Company's financial statements by its independent auditors. Charge-offs occur when loans are deemed to be uncollectible.

     In order to determine the adequacy of the allowance for loan losses, management considers the risk classification or delinquency status of loans and other factors, such as collateral value, portfolio composition, trends in economic conditions, and the financial strength of borrowers. Management establishes specific allowances for loans which management believes require reserves greater than those allocated according to their classification or delinquent status. An unallocated allowance is also established based on the Company's historical charge-off experience. The Company then charges to operations a provision for loan losses determined on an annualized basis to maintain the allowance for loan losses at an adequate level determined according to the foregoing methodology.

     Management believes that the allowance for loan losses at December 31, 1998, is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods, which could be greater than the size of the allowance at December 31, 1998.

     The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data for the years ended
December 31, 1994 through 1998:

                                                Years Ended December 31,
                                     --------------------------------------------------
                                       1998       1997      1996       1995      1994
                                     --------   --------  --------   --------  --------
                                                   (Dollars in thousands)
Allowance for loan losses at
  January 1.......................   $ 1,009    $  687    $   484    $   522    $  577
Provision for loan losses.........       612       877        655        200       126
Charge-offs.......................      (569)     (636)      (478)      (271)     (225)
Recoveries........................       131        81         26         33        44
                                     -------    ------    -------    -------    ------
Allowance for loan losses at
  December 31.....................   $ 1,183    $1,009    $   687    $   484    $  522
                                     =======    ======    =======    =======    ======

Allowance to period-end loans.....      1.06%     0.98%      0.75%      0.71%     0.88%
Net charge-offs (recoveries) to
  average loans...................      0.41      0.57       0.55       0.39      0.34
Allowance to period-end
  nonperforming loans.............    261.15     74.80     131.61     105.68     95.78

     The following tables describe the allocation of the allowance for loan losses among various categories of loans and certain other information as of the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future loan losses may occur. The total allowance is available to absorb losses from any segment of loans.

                                                        December 31,
                                          ---------------------------------------
                                               1998                 1997
                                          ------------------   ------------------
                                                    Percent              Percent
                                                   of Loans             of Loans
                                                   to Total             to Total
                                          Amount     Loans     Amount     Loans
                                          ------   ---------   ------   ---------
                                                  (Dollars in thousands)
Balance of allowance for loan losses
 applicable to:
  Commercial and industrial............   $  200       21.4%   $  287       24.5%
  Real estate..........................        0       43.7        41       38.6
  Consumer.............................      382       34.9       547       36.9
  Unallocated..........................      601                  134
                                          ------               ------
Total allowance for loan losses........   $1,183               $1,009
                                          ======               ======


                                                                December 31,
                                          -----------------------------------------------------------
                                               1996                 1995                1994
                                          -----------------    -----------------    -----------------
                                                   Percent              Percent              Percent
                                                   of Loans             of Loans             of Loans
                                                   to Total             to Total             to Total
                                          Amount    Loans      Amount    Loans      Amount    Loans
                                          ------   --------    ------   --------    ------   --------
                                                             (Dollars in thousands)
Balance of allowance for loan losses
 applicable to:
  Commercial and industrial............   $  194       24.9%   $  121       26.8%   $  176       26.4%
  Real estate..........................       48       37.1        51       31.8        94       31.5
  Consumer.............................      354       38.0       312       41.4       218       42.1
  Unallocated..........................       91                   --                   34
                                          ------               ------               ------
Total allowance for loan losses........   $  687               $  484               $  522
                                          ======               ======               ======

     Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting for Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosure." Under SFAS No. 114, as amended, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is based on the present value of expected future cash flows discounted at the loan's effective interest rate or the loan's observable market price or based on the fair value of the collateral if the loan is collateral-dependent. The adoption of SFAS No. 114 did not result in any additional provision for loan losses.

     Securities

     In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," at the date of purchase, the Company is required to classify debt and equity securities into one of three categories: held-to-maturity, trading or available-for-sale. Investments in debt securities are classified as held-to-maturity and measured at amortized cost in the financial statements only if management has the intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Securities not classified as either held-to-maturity or trading are classified as available-for-sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, in a separate component of stockholders' equity until realized. Gains and losses on sales of securities are determined using the specific-identification method.

     In November 1995, the Financial Accounting Standards Board issued "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" which provided a one-time reassessment of the appropriateness of the classifications of all securities. Based on such reassessment, the Company transferred a portion of its securities in the held-to-maturity portfolio to the available-for-sale portfolio in November 1995. The transferred securities had an amortized cost of approximately $27.1 million and net unrealized gains of approximately $930,000. The transfer resulted in an increase of approximately $614,000 to stockholders' equity net of deferred income tax of $316,000. Such reassessment does not change management's intent to hold other debt securities to maturity in the future. At this time, classification of all securities as available-for-sale allows the Company to manage its investment portfolio more effectively and to enhance the average yield on the portfolio.

     In November 1998, the Bank adopted SFAS No. 133, Accounting for Derivative Investments and Hedging Activities, which at the time of adoption provided for the reassessment of the appropriateness of the classification of all securities based upon the assessment of various hedging transactions and/or market interest-rate risk. Such transfers from the held-to-maturity category to the available-for-sale category at the date of initial adoption shall not call into question an entity's intent to hold other debt securities to maturity in the future. At initial adoption, the Bank transferred $41 million from the held-to-maturity category into the available-for-sale category which had a market value of $41.6 million with the unrealized portion being recognized as a separate component of stockholders' equity.

     The following table summarizes the amortized cost of securities held by the Company as of the dates shown:

                                                            December 31,
                                        ----------------------------------------------------
                                          1998       1997       1996       1995       1994
                                        --------   --------   --------   --------   --------
                                                       (Dollars in thousands)
U.S. Government and agency
  Securities.........................   $ 71,812   $ 66,140   $ 66,632   $ 72,809   $ 67,880
Mortgage-backed securities...........    112,051     50,497     52,600     48,748     45,294
Obligations of state and political
  Subdivisions.......................     55,315     48,884     25,962     23,992     28,199
Other securities.....................      2,682      2,508      1,794        958        918
                                        --------   --------   --------   --------   --------
  Total securities...................   $241,860   $168,029   $146,988   $146,507   $142,291
                                        ========   ========   ========   ========   ========

     The following table summarizes the carrying value and classification of securities as of the dates shown:

                                 December 31,
                        ------------------------------
                          1998       1997       1996
                        --------   --------   --------
                            (Dollars in thousands)

Available-for-sale...   $164,796   $ 93,036   $ 79,109
Held-to-maturity.....     79,728     76,795     68,396
                        --------   --------   --------
Total securities.....   $244,524   $169,831   $147,505
                        ========   ========   ========

     The following tables present the amortized cost of securities classified as available-for-sale and their approximate values at December 31, 1998, December 31, 1997, and December 31, 1996:

                                               December 31, 1998                                 December 31, 1997
                                -----------------------------------------------   ----------------------------------------------
                                              Gross         Gross                               Gross         Gross
                                Amortized   Unrealized   Unrealized      Fair     Amortized   Unrealized   Unrealized     Fair
                                  Cost         Gain         Loss        Value       Cost         Gain         Loss        Value
                                ---------   ----------   -----------   --------   ---------   ----------   -----------   -------
                                                                     (Dollars in thousands)
U.S. Government and agency
  Securities.................    $ 62,078       $  927        $  --    $ 63,005     $17,085       $  262        $  (1)   $17,346
Mortgage-backed securities...      42,057          172         (132)     42,097      22,757          259           --     23,016
Obligations of state and
 political subdivisions......      55,315        1,757          (60)     57,012      48,884        1,363          (81)    50,166
Other securities.............       2,682           --           --       2,682       2,508           --           --      2,508
                                 --------       ------        -----    --------   ---------   ----------   ----------    -------
 Total securities............    $162,132       $2,856        $(192)   $164,796     $91,234       $1,884        $ (82)   $93,036
                                 ========       ======        =====    ========   =========   ==========   ==========    =======


                                              December 31, 1996
                               ----------------------------------------------
                                             Gross        Gross
                               Amortized   Unrealized   Unrealized    Fair
                                 Cost         Gain         Loss        Value
                               ---------   ----------   ----------    -------
                                             (Dollars in thousands)
U.S. Government and agency
 Securities..................    $30,058       $  174        $ (86)   $30,146
Mortgage-backed securities...     20,778          109         (230)    20,657
Obligations of state and
 political subdivisions......     25,962          555           (5)    26,512
Other securities.............      1,794           --           --      1,794
                               ---------   ----------   ----------    -------
 Total securities............    $78,592       $  838        $(321)   $79,109
                               =========   ==========   ==========    =======


     The following tables present the amortized cost of securities classified as held-to-maturity and their approximate fair values at December 31, 1998, December 31, 1997, and December 31, 1996:

                                               December 31, 1998                                December 31, 1997
                                ----------------------------------------------   ----------------------------------------------
                                              Gross         Gross                              Gross         Gross
                                Amortized   Unrealized   Unrealized     Fair     Amortized   Unrealized   Unrealized     Fair
                                  Cost         Gain         Loss        Value      Cost         Gain         Loss        Value
                                ---------   ----------   -----------   -------   ---------   ----------   -----------   -------
                                                                    (Dollars in thousands)
U.S. Government and agency
   Securities................     $ 9,734         $ 44        $ (30)   $ 9,748     $49,055       $  982        $ (24)   $50,013
Mortgage-backed securities...      69,994          188         (215)    69,967      27,740          195         (379)    27,556
                                  -------         ----        -----    -------     -------       ------        -----    -------
  Total securities...........     $79,728         $232        $(245)   $79,715     $76,795       $1,177        $(403)   $77,569
                                  =======         ====        =====    =======     =======       ======        =====    =======


                                                         December 31, 1996
                                           ----------------------------------------------
                                                         Gross         Gross
                                           Amortized   Unrealized   Unrealized     Fair
                                             Cost         Gain         Loss        Value
                                           ---------   ----------   -----------   -------
                                                       (Dollars in thousands)

U.S. Government and agency securities...     $36,574         $446        $(251)   $36,769
Mortgage-backed securities..............      31,822          217         (470)    31,569
                                             -------         ----        -----    -------
 Total securities.......................     $68,396         $663        $(721)   $68,338
                                             =======         ====        =====    =======

     U.S. Government and agency securities are primarily securities issued by the Federal National Mortgage Association ("FNMA"), Federal Home Loan Bank ("FHLB"), and Federal Home Loan Mortgage Corporation ("FHLMC"). Mortgage-backed securities are securities that have been developed by pooling a number of real estate mortgages and are principally issued by federal agencies such as the FNMA, FHLMC and the Governmental National Mortgage Association. These securities have high credit ratings, and minimum regular monthly cash flows of principal and interest are guaranteed by the agencies. The Company has no mortgage-backed securities that have been issued by non-agency entities.

     At December 31, 1998, securities totaled $244.5 million, an increase of $74.7 million from $169.8 million at December 31, 1997. The increase occurred primarily in mortgage-backed securities. During 1997, securities increased $22.3 million from $147.5 million at December 31, 1996. The yield on the securities portfolio for 1998 was 6.20% while the yield was 6.46% in 1997 and 6.43% in 1996.

     At December 31, 1998, 25.80% of the mortgage-backed securities held by the Company had final maturities of more than 10 years. At December 31, 1998, approximately $36.9 million of the Company's mortgage-backed securities earned interest at floating rates and repriced within one year, and, accordingly, were less susceptible to declines in value should interest rates increase.

     The following table summarizes the contractual maturity of investments on an amortized cost basis (including securities and interest-bearing deposits) and their weighted average yields at December 31, 1998 (the yields on tax exempt obligations have not been adjusted to their tax equivalent basis):

                                                                     December 31, 1998
                                --------------------------------------------------------------------------------------------
                                                     After One          After Five
                                                      Year but          Years but
                                    Within             Within             Within
                                   One Year          Five Years         Ten Years       After Ten Years
                                ---------------   ----------------   ----------------   ----------------
                                Amount   Yield    Amount    Yield    Amount    Yield    Amount    Yield     Total     Yield
                                ------   ------   -------   ------   -------   ------   -------   ------   --------   ------
                                                                   (Dollars in thousands)
U.S. Government and agency
    Securities...............   $3,019    7.16%   $ 6,998    5.74%   $44,389    6.92%   $17,406    7.03%   $ 71,812    6.85%
Mortgage-backed securities...    3,970    8.40     44,624    6.21     34,546    6.45     28,911    5.87     112,051    6.28
Obligations of states and
   political subdivisions....    2,606    4.68      4,250    4.86      1,167    4.95     47,292    5.25      55,315    7.86
Other securities.............      -0-      --        -0-      --        -0-      --      2,682    6.42       2,682    6.42
Interest-bearing deposits....      224    4.76        -0-      --        -0-      --        -0-      --         224    4.76
                                ------    ----    -------    ----    -------    ----    -------    ----    --------    ----
  Total securities...........   $9,819    6.94%   $55,872    6.05%   $80,102    6.69%   $96,291    5.79%   $242,084    6.81%
                                ======    ====    =======    ====    =======    ====    =======    ====    ========    ====

     Deposits

     The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of demand, savings, NOW accounts, money market, and time accounts. The Company relies primarily on advertising, competitive pricing policies, and customer service to attract and retain these deposits. As of December 31, 1998, the Company has no deposits classified as brokered funds.

Deposits provide generally all the funding for the Company's lending and investment activities and the interest paid for deposits must be managed carefully to control the level of interest expense.

     The Company's ratio of average demand deposits to average total deposits for the years ended December 31, 1998, 1997, and 1996 were 21.4%, 20.4%, and 20.0%, respectively.

     Average total deposits during 1998 increased to $292.3 million from $246.9 million in 1997, an increase of $45.4 million or 18.4%. In addition, average noninterest-bearing deposits increased to $62.4 million in 1998 from $50.8 million in 1997 due to the increase in the number of deposit accounts. Average deposits in 1997 rose to $246.9 million from $220.4 million in 1996, an increase of $26.5 million or 12.0%.

     The daily average balances and weighted average rates paid on deposits for each of the years ended December 31, 1998, 1997 and 1996 are presented below:

                                                     Year Ended December 31,
                                      ------------------------------------------------------
                                            1998               1997               1996
                                      ----------------   ----------------   ----------------
                                       Amount    Rate     Amount    Rate     Amount    Rate
                                      --------   -----   --------   -----   --------   -----
                                                      (Dollars in thousands)

NOW accounts.......................   $ 21,005   1.71%   $ 19,348   1.76%   $ 17,862   1.77%
Regular savings....................      7,429   2.18       6,731   2.24       6,437   2.35
Money market.......................     75,497   3.93      65,010   3.84      59,284   3.62
CDs less than $100,000.............     70,862   5.50      61,097   5.53      54,550   5.50
CDs $100,000 and over..............     35,103   5.59      27,544   5.52      24,040   5.54
IRAs & QRPs........................     19,918   5.67      16,706   5.62      14,020   5.49
                                      --------   ----    --------   ----    --------   ----
 Total interest-bearing deposits...    229,814   4.49%    196,436   4.38%    176,193   4.38%
Noninterest-bearing deposits.......     62,446     --      50,759     --      44,274     --
                                      --------   ----    --------   ----    --------   ----
 Total deposits....................   $292,260   3.58%   $247,195   3.57%   $220,467   3.50%
                                      ========   ====    ========   ====    ========   ====

     The following table sets forth the maturity and repricing of the Company's certificates of deposit that are $100,000 or greater as of the dates indicated:

                                         December 31,
                                  ---------------------------
                                   1998      1997      1996
                                  -------   -------   -------
                                    (Dollars in thousands)

3 months or less...............   $10,462   $ 9,000   $11,368
Between 3 months  and 1 year...    25,520    15,110    14,443
Over 1 year....................     6,126     7,063     3,372
                                  -------   -------   -------
 Total CDs $100,000 and over...   $42,108   $31,173   $29,183
                                  =======   =======   =======

     Borrowings

     Other borrowings generally represent borrowings from the FHLB. FHLB advances may be utilized from time to time as either a short-term funding source (maturities ranging from one to thirty-five days) or a longer-term funding source. Information relating to these borrowings is summarized as follows:

                                                       December 31,
                                            --------------------------------
                                              1998        1997        1996
                                            --------    --------    --------
                                                 (Dollars in thousands)
Other borrowings:
 Average.................................   $11,086      $ 4,582     $3,676
 Year-end................................    11,100          --(1)     -- (1)
 Maximum month-end balance during year...    21,669       15,100      7,500
Interest rate:
 Average.................................      5.40%       5.53%       5.20%
 Year-end (weighted).....................      5.38%         --         --
--------------------

(1)  There were no borrowings at year-end.


     Interest Rate Sensitivity and Liquidity

     The nature of the banking business, which involves paying interest on deposits at varying rates and terms and charging interest on loans and earning interest on investments at other rates and terms, creates interest rate risk. As a result, earnings of the Company are subject to fluctuations that arise due to changes in the level and directions of interest rates.

     Asset and liability management is concerned with the timing and magnitude of repricing assets compared to liabilities. It is the objective of the Company to generate stable growth in net interest income and to attempt to control risks associated with interest rate movements. In general, management's strategy is to reduce the impact of changes in interest rates on its net interest income by maintaining a favorable match between the maturities or repricing dates of its interest-earning assets and interest-bearing liabilities. The Company's asset and liability management strategy is formulated and monitored by the Bank's Investment-Asset/Liability Committee, which is composed of senior officers and directors of the Bank, in accordance with policies approved by the Bank's Board of Directors. This Committee meets regularly to review, among other things, the sensitivity of the Bank's assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, and maturities of investments and borrowings. The Investment-Asset/Liability Committee also approves and establishes pricing and funding decisions with respect to the Bank's overall asset and liability composition. The Committee reviews the Bank's liquidity, cash flow flexibility, maturities of investments, deposits and borrowings, deposit activity, current market conditions, and interest rates on both a local and national level.

     The Company manages its interest rate risk by structuring its balance sheet in the ordinary course of business. During 1998 and 1997 the Company did not and does not currently enter into derivative financial instruments such as leveraged derivatives, structured notes, interest rate swaps, caps or floors, financial options, financial futures contracts, or forward delivery contracts for the purpose of reducing its exposure to interest rate risks.

     One traditional test of interest rate sensitivity is the interest rate sensitivity gap ("GAP"), which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A GAP is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A GAP is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of rising interest rates, a negative GAP would tend to adversely affect net interest income, while a positive GAP would tend to result in an increase in net interest income. During a period of falling interest rates, a negative GAP would tend to result in an increase in net interest income, while a positive GAP would tend to affect net interest income adversely. While the interest rate sensitivity GAP is a useful measurement and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on that measure. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

     The following table sets forth an interest rate sensitivity analysis for the Company as of December 31, 1998:

                                                              Volumes Subject to Repricing Within
                                                ---------------------------------------------------------------
                                                                                           After
                                                  0-30        31-180        181-360        One
                                                  Days         Days           Days         Year         Total
                                                --------    ----------    -----------    ---------    ---------
                                                                    (Dollars in thousands)
Interest-earning assets:
 Securities and interest-earning funds.......   $   5,638    $  18,158    $  31,430      $186,858      $242,084
 Loans.......................................      30,392        6,551        6,541        67,548       111,032
 Overdrafts..................................         328           --           --            --           328
                                                ---------    ---------    ---------      --------      --------
    Total interest-earning assets............      36,358       24,709       37,971       254,406       353,444

Interest-bearing liabilities:
 Demand, money market and savings
  Deposits...................................   $ 116,658    $      --    $      --      $     --      $116,658
 Certificates of deposit,
  other time deposits and borrowings.........      22,656       44,893       45,858        39,214       152,621
                                                ---------    ---------    ---------      --------      --------
  Total interest-bearing liabilities.........     139,314       44,893       45,858        39,214       269,279
                                                ---------    ---------    ---------      --------      --------
Period GAP...................................   $(102,956)   $ (20,184)   $  (7,887)     $215,192      $ 84,165
Cumulative GAP...............................   $(102,956)   $(123,140)   $(131,027)     $ 84,165
Period GAP to total assets...................     (27.24)%      (5.34)%      (2.09)%        56.94%
Cumulative GAP to total assets...............     (27.24)%     (32.58)%     (34.67)%        22.27%
Cumulative interest-earning assets to
   cumulative interest-bearing liabilities...       26.09%       33.15%       43.05%       131.26%

     The preceding table reflects a one-year cumulative GAP position at December 31, 1998, of negative $131 million or 34.67% of assets and a cumulative liability-sensitive balance sheet over a one-year time frame that likely will more positively affect net interest income if rates fall than if they rise. However, while the GAP analysis is widely used in the industry, it is unable to capture other factors affecting the sensitivity of the balance sheet, such as time lags required for certain assets and liabilities to reprice because of their varying sensitivity to changes in market interest rates. Furthermore, included in the total for rate sensitive liabilities are $31.6 million in savings and NOW accounts. While immediately repricable, the rates paid on these deposit accounts will not change in direct correlation with changes in the general level of short-term interest rates. For example, if the Bank's base lending rate declines by 100 basis points, the interest rate paid on these deposits will not immediately decline by the full 100 basis points. Conversely, if lending rates increase by the same amount, the rates paid on these deposits will likewise not increase immediately or by the full 100 basis points.

     Shortcomings are inherent in any GAP analysis because certain assets and liabilities may not move proportionally as interest rates change. Consequently, in addition to GAP analysis, the Company uses a simulation model and shock analysis to test the interest rate sensitivity of net interest income and the balance sheet, respectively. Based on the Company's December 31, 1998, simulation analysis, the Company estimates that a 200 basis point rise in interest rates over the next twelve-month period would result in a 9.5% decline in net interest income. This is a result of the Company maintaining a significant portion of its interest earning assets in fixed rate securities rather than adjustable rate securities or loans tied to a prime lending rate that adjusts as interest rates change.

     The Investment-Asset/Liability Committee regularly reviews interest rate risk exposure by forecasting the impact of alternative interest rate environments on net interest income. The Company adjusts interest sensitivity accordingly during the year through changes in the mix of assets and liabilities. In the fourth quarter of 1997, the Bank's Investment-Asset/Liability Committee adopted specific investment policies directed at reducing the length of maturity of securities that it purchases and shifting a portion of the securities portfolio to adjustable rate securities.

     Liquidity involves the Company's ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements, and otherwise to operate the Company on an ongoing basis. During 1998, the Company's liquidity needs were primarily met by growth in deposits, as previously discussed. Access to borrowed funds from the FHLB is available and has been utilized to take advantage of investment opportunities. The Company's cash position, supplemented by amortizing securities and loan portfolios, has generally created an adequate liquidity position.

     FHLB advances may be utilized from time to time as either a short-term funding source or a long-term funding source. FHLB advances can be particularly attractive as a long-term funding source to balance interest rate sensitivity and reduce interest rate risk. These borrowing programs are available as either a short-term financing arrangement (usually with maturities ranging from 1-35 days) or as a long-term financing arrangement. Under either of these two arrangements, the Company is required to hold a certain amount of FHLB stock. Generally, FHLB borrowings are limited to a maximum of 75% of the Company's 1-4 family mortgage loans before specific collateral is required. A secondary source of collateral is the delivery of eligible securities. At December 31, 1998, the Company had approximately $156 million in eligible securities maintained in safekeeping at the FHLB. In addition, the Company may deliver other collateral which includes credit card and installment loans and are usually assigned a loan-to-value ratio of approximately 90%. With regards to the above, total advances are limited to 50% of assets or total eligible collateral, whichever is less. At December 31, 1998, the Company had total potential borrowings (without purchasing addition stock) of $23 million.

     Operating Risk Management

     The Company, like all businesses of any size, is exposed to many types of operating risks, including the risk of fraud by employees or outsiders, unauthorized transactions by employees, and errors relating to computer and telecommunications systems. The Company maintains a system of controls that is designed to keep operating risk at appropriate levels in view of the financial strength of the Company, the characteristics of the businesses and markets in which the Company operates, competitive circumstances, and regulatory considerations. However, from time to time in the past, the Company has suffered losses from operating risk and there can be no assurance that the Company will not suffer such losses in the future.

     Capital Resources

     Stockholders' equity increased to $33.4 million at December 31, 1998, from $31.6 million at December 31, 1997, an increase of $1.8 million, or 5.7%. This increase was primarily the result of net income of $4.5 million, a net change in comprehensive income of $600,000, dividends declared of $1.9 million and $1.6 million in the repurchase of common stock. During 1997, stockholders' equity increased by $13.8 million, or 77.1%, from $17.9 million at December 31, 1996 due to the sale of 1,150,000 shares of Common Stock in October 1997, in the amount of $11.1 million.

     Capital management consists of providing equity to support both current and future operations. The Company is subject to capital adequacy requirements imposed by the OCC. The OCC has adopted risk-based capital requirements for assessing bank capital adequacy. These standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate relative risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

     Bank regulatory authorities in the United States have issued risk-based capital standards by which all bank holding companies and banks are evaluated in terms of capital adequacy. The risk-based capital guidelines issued by the OCC apply to the Bank. These guidelines relate a financial institution's capital to the risk profile of its assets. The risk-based capital standards require all financial organizations to have "Tier 1 capital" of at least 4.0% of risk-adjusted assets and "total risk-based" capital (Tier 1 and Tier 2) of at least 8.0% of risk-adjusted assets. "Tier 1 capital" includes, generally, common stockholders' equity and qualifying perpetual preferred stock, together with related surpluses and retained earnings, qualifying perpetual preferred stock, and minority interest in equity accounts of consolidated subsidiaries less deductions for goodwill and various other intangibles. "Tier 2 capital" may consist of a limited amount of intermediate-term preferred stock, a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock not qualifying as Tier 1 capital, and a limited amount of the general valuation allowance for loan losses ("Tier 2 capital"). The sum of Tier 1 capital and Tier 2 capital is "total risk-based capital."

     The OCC has also adopted guidelines which supplement the risk-based capital guidelines with a minimum leverage ratio of Tier 1 capital to average total consolidated assets ("leverage ratio") of 3.0% for institutions with well diversified risk, including no undue interest rate exposure; excellent asset quality; high liquidity; good earnings; and that are generally considered to be strong banking organizations, rated composite 1 under applicable federal guidelines, and that are not experiencing or anticipating significant growth. Other banking organizations are required to maintain a leverage ratio of at least 4.0% to 5.0%. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets.

     The following table provides a comparison of the Bank's leverage and risk-weighted capital ratios as of December 31, 1998, to the minimum regulatory standards:

                                         Well
                                     Capitalized
                                       Minimum       Minimum     Bank
                                       Required     Required    Ratio
                                     ------------   ---------   ------

Leverage ratio....................      3.00% (1)     5.00%      9.37%
Tier 1 risk-based capital ratio...      4.00%         6.00%     20.44%
Risk-based capital ratio..........      8.00%        10.00%     21.20%
--------------------

(1) The OCC has the authority to require the Bank to maintain a leverage ratio of up to 200 basis points above the required minimum.

     Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), each federal banking agency revised its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. Also pursuant to FDICIA, each federal banking agency has promulgated regulations setting the levels at which an insured institution would be considered "well-capitalized," "adequately-capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under the Federal Reserve Board's regulations, the Company is classified "well-capitalized" for purposes of prompt corrective action. See "Supervision and Regulation."

Year 2000

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

     The Company has completed an internal review of all computer hardware, date-sensitive automated equipment, and software. Some of the Company's software will require modification or replacement so that applications and computer systems will properly use dates beyond December 31, 1999. The Company is using both internal and external resources to correct or replace and test in-house code to ensure uninterrupted customer service. The Company believes that through modifications to existing software and conversion to new software, the Year 2000 issue will be adequately addressed. The Company is also working with its third party data processing vendor to coordinate their Year 2000 activities with the Company's to ensure Year 2000 readiness, as well as working with significant customers, venders, and business parties to monitor the progress of their Year 2000 efforts.

     The Company plans to complete its Year 2000 readiness project by August 1999 and began testing of programs during the third quarter of 1998. The Company currently expects to incur approximately $100,000 in programming and equipment costs in connection with the Year 2000 project which is being funded through operating cash flows, will be expensed or capitalized as incurred during 1999 and is not expected to have any material adverse effect on the Company's results of operations.

     The Company's Year 2000 readiness project costs include the estimated costs and time associated with the impact of the Company's primary third party data processing vendor's Year 2000 issues and are based on presently available information. The costs associated with the Year 2000 readiness project and the date on which the Company plans to complete the project are based on management's best estimates, which were derived using assumptions of future events including the availability of certain resources, third party vendors Year 2000 plans, and other factors. There is no assurance that the Company's estimates will be realized and actual results could differ materially. Specific factors that might cause such a material difference include the availability and cost of trained programming personnel and the ability to locate and correct all relevant computer code. In addition, there can be no assurance that the systems and applications of other companies on which the Bank's systems and applications rely will be timely converted, that a failure to convert by another company, or that a conversion that is incompatible with the Company's systems and applications would not have a material adverse impact on the Company.

Other Accounting Pronouncements

     Effective October 1, 1997, the Company adopted SFAS No. 123, Accounting for Stock-based Compensation. This statement requires expanded disclosures of stock-based compensation arrangements with employees and encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. As permitted by this statement, the Company continues to follow the rules to measure compensation as outlined in Accounting Principles Bulletin No. 25, but the Company is now required to disclose pro forma amounts of net income and earnings per share that would have been reported under the fair value recognition provisions of SFAS No. 123. The adoption of SFAS No. 123 had no material impact on the results of operations or financial condition of the Company.

     Effective January 1, 1997, the Company adopted SFAS No. 125, Accounting for Transfers and Servicing of Assets and Extinguishments of Liabilities. This statement requires that accounting and reporting standards for the transfer and servicing of financial assets and extinguishments of liabilities be based on consistent application of financial components approach that focuses on control. Under this approach, after a transfer of financial assets, the Company recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control had been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Provisions of SFAS No. 125 that deal with securities lending, repurchase and dollar repurchase agreements, and the recognition of collateral were not adopted until January 1, 1998, as provided by SFAS No. 127 which allows the deferral of these items.

     Effective December 15, 1997, the Company adopted SFAS No. 129, Disclosure of Information about Capital Structure. This statement establishes standards for disclosing information about the Company's capital structure. This statement does not change any previous disclosures but consolidates them in this statement for ease of retrieval and for greater visibility.

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and disclosure of comprehensive income and its components. Comprehensive income is defined as the change in equity during a period. Comprehensive income includes net income and other comprehensive income which refers to unrealized gains and losses that under generally accepted accounting principles are excluded from net income. For all periods presented in the audited financial statements, the Bank has included a comprehensive income statement.

     In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards and requirements for public enterprises regarding information about operating segments in annual financial statements. This statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. Operating segments are components of an enterprise that are evaluated regularly by the chief executive officer in deciding how to allocate resources and in assessing performance.

     In June 1998, the FASB issued SFAS. No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes standards and reporting requirements for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that the Bank recognize all derivatives as other assets or liabilities in the financial statements and to measure these instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

     The adoption of these statements will impact the disclosures in the Company's financial statements, however, management does not believe that adoption of these statements will have a material impact on the Company's financial condition or results of operation.

Factors that May Affect Future Results and Market Price of Stock

     In addition to historical and factual statements, the information discussed in this Annual Report contains forward-looking statements, which can be identified by the use of forward-looking phrases such as "believes," "expects," "may," "should," "projected," "contemplates," or "anticipates" or the negative thereof or comparable words that involve risks and uncertainties. The Company operates in an environment that involves numerous risks, uncertainties, and other influences, many of which are beyond the Company's control, and any one of which, or a combination of which, could materially affect the Company's results of operation and the market price of its Common Stock. The Company's actual results may differ materially from the results discussed in the forward-looking statements.

     The following discussion highlights some of the risks the Company faces and includes cautionary statements identifying important factors with respect to forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results discussed in such forward-looking statements.

     Interest Rate Risk. The Company's earnings depend to a substantial extent on "rate differentials", i.e., the differences between the income the Company earns on loans, securities, and other earning assets, and the interest expense it pays to obtain deposits and other liabilities. These rates are highly sensitive to many factors that are beyond the Company's control, including general economic conditions and the policies of various governmental and regulatory authorities. Increases in the discount rate by the Federal Reserve Board usually lead to rising interest rates, which affect the Company's interest income, interest expense, and securities portfolio. Also, governmental policies, such as the creation of a tax deduction for individual retirement accounts, can increase savings and affect the Company's cost of funds. From time to time, maturities of assets and liabilities are not balanced and a rapid increase in interest rates could have an adverse effect on the net interest margin and results of operations of the Company. To the extent that the Company maintains a significant percentage of its assets in investment securities, a rapid increase or decrease in interest rates could have a greater adverse effect on the Company's net interest margin and results of operation. The nature, timing, and effect of any future changes in federal monetary and fiscal policies on the Company and its results of operations are not predictable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Financial Condition--Interest Rate Sensitivity and Liquidity."

     Exposure to Local Economic Conditions. The Company's success is dependent to a significant extent upon general economic conditions in the Houston metropolitan area. The banking industry in Texas and Houston is affected by general economic conditions such as inflation, recession, unemployment, and other factors beyond the Company's control. During the mid-1980's, severely depressed oil and gas and real estate prices materially and adversely affected the Texas and Houston economies, causing recession and unemployment in the region and resulting in excess vacancies in the Houston real estate market and elsewhere in the State. Since 1987, the local economy has improved in part due to its expansion into non-energy related industries. As the Houston economy has diversified away from the energy industry, however, it has become more susceptible to adverse effects resulting from recession in the national economy. Economic recession over a prolonged period of time in the Houston area could cause significant increases in nonperforming assets, thereby causing operating losses, impairing liquidity, and eroding capital. There can be no assurance that future adverse changes in the local economy would not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

     Competition. The banking business is highly competitive and the profitability of the Company depends principally upon the Company's ability to compete in the Houston metropolitan area. In addition to competing with other commercial and savings banks and savings and loan associations, the Company competes with credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based non-bank lenders, and certain other non-financial entities, including retail stores that may maintain their own credit programs, and governmental organizations that may offer subsidized financing at lower rates than those offered by the Company. Many of such competitors have significantly greater financial and other resources and higher lending limits than the Company. Although the Company has been able to compete effectively in the past, no assurance can be given that the Company will continue to be able to compete effectively in the future. Various legislative acts in recent years have led to increased competition among financial institutions. There can be no assurance that Congress or the Texas legislature will not enact legislation that may further increase competitive pressures on the Company. Competition from both financial and non-financial institutions is expected to continue. See "Business -- Competition."

     Supervision and Regulation. Banks operate in a highly regulated environment and are subject to extensive supervision and examination by federal and state regulatory agencies. The Company, as a national banking association, is subject to regulation and supervision by the OCC and, as a result of the insurance of its deposits, the FDIC. These regulations are intended primarily for the protection of depositors and customers, rather than for the benefit of investors. The Company is subject to changes in federal and state law, as well as changes in regulation and governmental policies, income tax laws and accounting principles. The effects of any potential changes cannot be predicted but could adversely affect the business and operations of the Company in the future. See "Business--Supervision and Regulation."

     Dividend History and Restrictions on Ability to Pay Dividends. While the Company has paid dividends on the Common Stock each year since 1986 and in the future plans to pay dividends based on its earnings and capital requirements, there is no assurance that the Company will pay dividends in the future. The payment of dividends by the Company is subject to restrictions imposed by federal banking laws, regulations, and authorities. Without approval of the OCC, dividends from the Bank to the Company in any calendar year may not exceed the Bank's net income for that year, plus its retained net income for the preceding two years, less any required transfers to capital surplus or to a fund for the retirement of any preferred stock. In addition, a dividend may not be paid in excess of a bank's undivided profits. Under these restrictions, as of January 1, 1999, approximately $2.8 million was available for payment of dividends (without prior regulatory approval) by the Bank to the Company.

     The federal banking statutes also prohibit a national bank from making any capital distribution (including a dividend payment) if, after making the distribution, the institution would be "undercapitalized," as defined by statute. In addition, the relevant federal regulatory agencies also have authority to prohibit a national bank from engaging in an unsafe or unsound practice as determined by the agency in conducting its business. The payment of dividends could be deemed to constitute such an unsafe or unsound practice, depending upon the financial condition of the Bank. Regulatory authorities could also impose administratively stricter limitations on the ability of the Bank to pay dividends if such limits were deemed appropriate by such regulatory authorities to preserve the Bank's capital. See "Market for Registrant's Common Stock and Related Stockholder Matters" and "Business--Supervision and Regulation."

     Dependence on Key Personnel. The Bank is dependent on certain key personnel, including Frank G. Cook, B. Ralph Williams, Randall W. Dobbs, Joseph
E. Ives, Mary A. Walker, Sheila J. Duffy, Robert J. Kramer and John M. James, each of whom has relationships with customers of the Bank that the Company considers important to its business. The loss of such individuals or other members of senior management could have an adverse effect on the Company's growth and profitability. See "Executive Officers of the Registrant."

     Certain Charter and Bylaw Provisions. The Company's Certificate of Incorporation and Bylaws contain certain provisions that could delay, discourage or prevent an attempted acquisition or change of control of the Company. These provisions include a provision establishing certain advance notice procedures for nomination of candidates for election as directors and for stockholder proposals to be considered at an annual meeting of stockholders.

     Management's Ownership Interest and Possible Effects. The Company's directors and executive officers beneficially own approximately 29.51% of the outstanding shares of Common Stock. Accordingly, such persons will be able to influence, to a significant extent, the outcome of matters required to be submitted to the Company's stockholders for approval, including decisions relating to the election of directors of the Company, the determination of day-to-day management policies of the Company, and other significant transactions, which may include taking actions that may be inconsistent with the interests of non-affiliated stockholders.

     Regulation of Control. Any person (individual or entity), alone or acting in concert, seeking to acquire 25% or more of any class of voting securities of, or otherwise to acquire "control" of, the Company is required to seek the prior approval of the Federal Reserve Board under the Change in Bank Control Act and regulations issued by the Federal Reserve Board. It is presumed, unless rebutted, that an acquisition or other disposition of voting securities of the Company through which any person alone or acting in concert with other persons, proposes to acquire ownership of, or the power to vote, 10% or more of a class of voting securities of the Company constitutes the acquisition of "control" of the Company. In such event, such acquiring person or persons would be required to obtain the approval of the Federal Reserve Board. See "Business -- Supervision and Regulation."

     Possible Volatility of Stock Price. The market price of the Company's Common Stock could be subject to significant fluctuations in response to variations in the Company's quarterly operating results and other factors. The market price of the Common Stock may be significantly affected by such factors as the announcement of a proposed acquisition, the proposed sale of additional shares of Common Stock or other securities by the Company, the Company's results of operations, changes in earnings estimates by market analysts, speculation in the press or analyst community, and general market conditions or market conditions specific to particular industries. From time to time in recent years, the securities markets have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular companies. These broad fluctuations may adversely affect the market price of the Common Stock.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

     The Company's primary market risk exposure is interest rate risk. For information regarding the interest rate risk exposure of the Company's financial instruments, see "Management's Discussion and Analysis of Financial Condition and Results of Operation - Interest Rate Sensitivity and Liquidity" beginning on page 34. The Company's financial instruments generally are not subject to market risks associated with foreign currency exchange rate risk, commodity price risk, or other market risks or price risks (such as equity price risk). The Company did not use derivative financial instruments (such as futures, forwards, swaps, options, and other financial instruments with similar characteristics) to manage its interest rate risk during the years ended December 31, 1997, and 1998.

Item 8.  Financial Statements and Supplementary Data.

Consolidated Quarterly Financial Information

     The following tables present certain unaudited financial information concerning the Company's results of operations for each of the two years ended December 31, 1998. The information should be read in conjunction with the Consolidated Financial Statements of the Company and notes thereto included elsewhere in this Annual Report.

                                                             Quarter Ended 1998
                                             ------------------------------------------------
                                             December 31    September 30   June 30   March 31
                                             -----------    ------------   -------   --------
                                                            (Dollars in Thousands)

Interest income...........................   $6,285         $6,226         $5,835     $5,431
Interest expense..........................    2,964          2,977          2,723      2,404
                                             ------         ------         ------     ------
Net interest income.......................    3,321          3,249          3,112      3,027
Provision for loan losses.................      180            100            167        165
                                             ------         ------         ------     ------
Net interest income after provision for
  loan losses.............................    3,141          3,149          2,945      2,862
Non-interest income.......................      631            805            806        620
Non-interest expense......................    2,478          2,377          2,350      2,147
                                             ------         ------         ------     ------
Income before income taxes................    1,294          1,577          1,401      1,335
Applicable income taxes...................       44            407            346        325
                                             ------         ------         ------     ------
Net income................................   $1,250         $1,170         $1,055     $1,010
                                             ======         ======         ======     ======

Earnings per share:
 Basic....................................   $ 0.20         $ 0.21         $ 0.23     $ 0.25
 Fully diluted............................     0.20           0.20           0.23       0.25


                                                             Quarter Ended 1997
                                             ------------------------------------------------
                                             December 31    September 30   June 30   March 31
                                             -----------    ------------   -------   --------
                                                            (Dollars in Thousands)

Interest income...........................   $5,385         $5,059         $4,837     $4,660
Interest expense..........................    2,318          2,395          2,250      2,112
                                             ------         ------         ------     ------
Net interest income.......................    3,067          2,664          2,587      2,548
Provision for loan losses.................      370            180            167        160
                                             ------         ------         ------     ------
Net interest income after provision for
  loan losses.............................    2,697          2,484          2,420      2,388
Non-interest income.......................      701            703            563        540
Non-interest expense......................    2,092          1,916          1,868      1,768
                                             ------         ------         ------     ------
Income before income taxes................    1,306          1,271          1,115      1,160
Applicable income taxes...................      192            358            308        296
                                             ------         ------         ------     ------
Net income................................   $1,114         $  913         $  807     $  864
                                             ======         ======         ======     ======

Earnings per share:
 Basic....................................   $ 0.22         $ 0.21         $ 0.23     $ 0.22
 Fully diluted............................     0.22           0.20           0.23       0.22


     The other information required by this title is contained in the financial statements and schedules set forth in Item 14(a) under the captions "Consolidated Financial Statements" and "Financial Statement Schedules" as a part of this report.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The information regarding directors required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual meeting of stockholders to be held May 18, 1999.


Item 11.  Executive Compensation.

     The information regarding directors required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual meeting of stockholders to be held May 18, 1999. The information specified in
Item 402(k) and (l) of Regulation S-K and set forth in the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 18, 1999, is not incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information regarding directors required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual meeting of stockholders to be held on May 18, 1999.


Item 13.  Certain Relationships and Related Transactions.

     The information regarding directors required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual meeting of stockholders to be held on May 18, 1999.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1)    Financial Statements:

          The following financial statements are filed as part of this report:

                                                                                              Page
                                                                                              ----
          Independent Auditors' Report.....................................................    F-2
          Consolidated Balance Sheets as of December 31, 1998 and 1997.....................    F-3
          Consolidated Statements of Income for the Years Ended December 31,
             1998, 1997 and 1996...........................................................    F-4
          Consolidated Statements of Comprehensive Income for the Years Ended
             December 31, 1998, 1997 and 1996..............................................    F-5
          Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
             December 31, 1998, 1997 and 1996..............................................    F-6
          Consolidated Statements of Cash Flows for the Years Ended December 31,
             1998, 1997, and 1996..........................................................    F-7
          Notes to Consolidated Financial Statements.......................................    F-8

(a)(2)    Financial Statement Schedules:

          All Financial Statement Schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

(a)(3)    Exhibits:

          The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission. The Company will furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

Exhibit
Number    Description
------    -----------

 3.1      Composite Articles of Association of the Company [Incorporated by
            reference to Exhibit 3.1 to the Form S-1 Registration Statement filed August 28, 1997, File No., as amended].

 3.2      Amended and Restated Bylaws of the Company. [Incorporated by reference to Exhibit 3.2 to the Form S-1 Registration Statement filed
            August 28, 1997, File No., as amended].

 10.1*    1992 Stock Option Plan.[Incorporated by reference to Exhibit 10.1 to the Form S-1 Registration Statement filed August 28, 1997, File No., as amended].

 10.2*    1994 Stock Option Plan.[Incorporated by reference to Exhibit 10.2 to the Form S-1 Registration Statement filed August 28, 1997, File No., as amended].

 10.3*    Form of Stock Option Agreement under option plans. [Incorporated by reference to Exhibit 10.3 to the Form S-1 Registration Statement filed August 28, 1997, File No., as amended].

Exhibit
Number    Description
------    -----------

 10.4*    Form of Executive Severance Agreement.

 21.1     Subsidiaries of the Bank.

*  Indicates management contract or compensatory plan or arrangement.

(b)       Reports on Form 8-K

          None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 1999.

                                    CITIZENS NATIONAL BANK OF TEXAS

                                    By:    /s/ B. Ralph Williams
                                        -------------------------------------
                                           B. Ralph Williams, President
                                           and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.


          Name                                    Title                           Date
          ----                                    -----                           ----

/s/ Frank G. Cook                      Chairman of the Board (Chief            March 12, 1999
------------------------------         Financial Officer)
Frank G. Cook


/s/ B. Ralph Williams                  President, Chief Executive              March 12, 1999
------------------------------         Officer, and Director
B. Ralph Williams


/s/ Randall W. Dobbs                   Executive Vice President, Chief         March 12, 1999
------------------------------         Operations Officer, and Director
Randall W. Dobbs                       (Chief Accounting Officer)


/s/ Joe E. Ives                        Executive Vice President and            March 12, 1999
------------------------------         Director
Joe E. Ives


/s/ Mary Walker                        Senior Vice President and               March 12, 1999
-----------------------------          Director
Mary Walker


/s/ John B. Barnes                     Director                                March 12, 1999
------------------------------
John B. Barnes


/s/ Williams H. Bruecher, Jr.          Director                                March 12, 1999
------------------------------
William H. Bruecher, Jr.



/s/ C. Joe Chapman                     Director                                March 12, 1999
------------------------------
C. Joe Chapman


/s/ Robert C. Dawson                   Director                                March 12, 1999
------------------------------
Robert C. Dawson


/s/ James B. Earthman, III             Director                                March 12, 1999
------------------------------
James B. Earthman, III


/s/ Lura M. Griffith                   Director                                March 12, 1999
------------------------------
Lura M. Griffin


/s/ Alton L. Hollis                    Director                                March 12, 1999
------------------------------
Alton L. Hollis


/s/ Larry L. January                   Director                                March 12, 1999
------------------------------
Larry L. January


/s/ I.W. Marks                         Director                                March 12, 1999
------------------------------
I.W. Marks


/s/ David E. Preng                     Director                                March 12, 1999
------------------------------
David E. Preng


/s/ James K. Chancelor                 Director                                March 12, 1999
------------------------------
James K. Chancelor


/s/ Al Kochran                         Director                                March 12, 1999
------------------------------
Al Kochran

                     CNBT BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996



                                C O N T E N T S
                                ---------------

                                                                                            Page
                                                                                            ----

Independent Auditors' Report.............................................................    F-2

Consolidated Balance Sheets as of December 31, 1998 and 1997.............................    F-3

Consolidated Statements of Income for the Years Ended December 31, 1998, 1997 and 1996...    F-4

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 1998,
  1997 and 1996..........................................................................    F-5

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
  December 31, 1998, 1997 and 1996.......................................................    F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997
  and 1996...............................................................................    F-7

Notes to Consolidated Financial Statements...............................................    F-8

Financial Statement Schedules:

   All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.


             [MANN FRANKFORT STEIN & LIPP LETTERHEAD APPEARS HERE]


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors of
 CNBT Bancshares, Inc. and Subsidiaries
Bellaire, Texas


We have audited the accompanying consolidated balance sheets of CNBT Bancshares, Inc. and wholly-owned subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CNBT Bancshares, Inc. and wholly-owned subsidiaries as of December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

As described in Note A to the consolidated financial statements, CNBT Bancshares, Inc. and wholly-owned subsidiaries adopted certain new accounting standards during 1998 as required by the Financial Accounting Standards Board.



/s/ Mann Frankfort Stein & Lipp, P.C.
-------------------------------------

Houston, Texas
February 5, 1999

                     CNBT BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)


                                                                    December 31,
                                                                 -------------------
ASSETS                                                             1998       1997
                                                                 --------   --------

 Cash and due from banks                                         $ 13,070   $ 12,099
 Due from banks - interest bearing overnight funds                    224      3,177
 Investment securities available-for-sale                         164,796     93,036
 Investment securities held-to-maturity (approximate market
  value of $79,715 and $77,569, respectively)                      79,728     76,795
 Loans, net                                                       110,177    101,866
 Bank premises and equipment, net                                   5,913      5,384
 Other assets                                                       4,022      3,249
                                                                 --------   --------
TOTAL ASSETS                                                     $377,930   $295,606
                                                                 ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Deposits
  Demand                                                         $ 72,738   $ 54,598
  NOW                                                              24,020     20,209
  Savings                                                           7,620      6,932
  Money market                                                     85,018     68,786
  Time, $100,000 and over                                          42,108     31,173
  Other time                                                       99,413     79,209
                                                                 --------   --------
   TOTAL DEPOSITS                                                 330,917    260,907

 Other borrowed funds                                              11,100          -
 Accrued interest and other liabilities                             1,689      2,483
 Federal income taxes payable                                           -         35
 Deferred income taxes                                                838        534
                                                                 --------   --------
   TOTAL LIABILITIES                                              344,544    263,959

COMMITMENTS AND CONTINGENT LIABILITIES                                  -          -

STOCKHOLDERS' EQUITY
 Common stock, $1.00 and $2.03 par value in 1998 and 1997,
  respectively; 30,000,000 shares authorized, 5,065,601
  shares issued and 4,910,201 shares outstanding in 1998
  and 5,044,181 shares issued and outstanding in 1997               5,065     10,242
 Surplus                                                           21,899     16,656
 Retained earnings                                                  6,264      3,637
 Accumulated other comprehensive income; net unrealized
  gains on available-for-sale securities, net of deferred
  income taxes of $838 and $573, respectively                       1,719      1,112
                                                                 --------   --------
                                                                   34,947     31,647
 Less:  treasury stock, 155,400 shares at cost                     (1,561)         -
                                                                 --------   --------
   TOTAL STOCKHOLDERS' EQUITY                                      33,386     31,647
                                                                 --------   --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $377,930   $295,606
                                                                 ========   ========



          See accompanying notes to consolidated financial statements.

                     CNBT BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)


                                                         Year Ended December 31,
                                                       ---------------------------
                                                        1998      1997      1996
                                                       -------   -------   -------
INTEREST INCOME
 Interest and fees on loans                            $10,787   $ 9,572   $ 8,084
 Interest on investment securities:
  Available-for-sale:
   Taxable                                               3,698     3,406     3,435
   Non-taxable                                           2,807     1,957     1,263
                                                       -------   -------   -------
                                                         6,505     5,363     4,698
  Held-to-maturity, taxable                              6,485     5,006     4,590
                                                       -------   -------   -------
     Total interest on investment securities            12,990    10,369     9,288
                                                       -------   -------   -------
  TOTAL INTEREST INCOME                                 23,777    19,941    17,372

INTEREST EXPENSE
 Interest on deposits                                   10,469     8,821     7,711
 Interest on Federal Home Loan Borrowings                  599       254       191
                                                       -------   -------   -------
  Total interest expense                                11,068     9,075     7,902
                                                       -------   -------   -------
     Net interest income                                12,709    10,866     9,470

PROVISION FOR LOAN LOSSES                                  612       877       655
                                                       -------   -------   -------
  Net interest income after provision for
   loan losses                                          12,097     9,989     8,815

OTHER INCOME
 Service fees                                            2,036     1,950     1,816
 Net realized gains on sale of available-for-sale
  securities                                               248       263       233
 Other operating income                                    578       294       273
                                                       -------   -------   -------
  TOTAL OTHER INCOME                                     2,862     2,507     2,322

OTHER EXPENSES
 Salaries and employee benefits                          4,759     3,899     3,459
 General and administrative                              1,369     1,115     1,070
 Data processing                                           899       795       703
 FDIC assessments                                           32        29         2
 Occupancy expenses, net                                   603       523       540
 Equipment maintenance                                     584       516       454
 Postage and printing fees                                 485       414       436
 Professional fees                                         621       353       285
                                                       -------   -------   -------
  TOTAL OTHER EXPENSES                                   9,352     7,644     6,949
                                                       -------   -------   -------

INCOME BEFORE FEDERAL INCOME
 TAXES                                                   5,607     4,852     4,188

Applicable federal income taxes                          1,122     1,154     1,035
                                                       -------   -------   -------
NET INCOME                                             $ 4,485   $ 3,698   $ 3,153
                                                       =======   =======   =======
Earnings per share:
 Basic                                                   $0.89     $0.89     $0.81
                                                         =====     =====     =====
 Fully diluted                                           $0.88     $0.88     $0.80
                                                         =====     =====     =====


          See accompanying notes to consolidated financial statements.

                     CNBT BANCSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                (Dollars in thousands, except per share amounts)


                                                         Year Ended December 31,
                                                        -------------------------
                                                         1998     1997     1996
                                                        ------   ------   -------
NET INCOME                                              $4,485   $3,698   $3,153

OTHER COMPREHENSIVE INCOME, NET OF TAX:
 UNREALIZED GAINS ON SECURITIES:
  Unrealized holding gains (losses) arising during
   period                                                  443      698     (944)
  Reclassification adjustment for gains included
   in net income                                           164      174      154
                                                        ------   ------   ------
                                                           607      872     (790)
                                                        ------   ------   ------
COMPREHENSIVE INCOME                                    $5,092   $4,570   $2,363
                                                        ======   ======   ======



         See accompanying notes to consolidated financial statements.

                    CNBT BANCSHARES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               (Dollars in thousands, except per share amounts)

                                                                                                         Accumulated
                                                                                                            Other
                                                  Common Stock                                             Compre-
                                             -----------------------   Treasury              Retained      hensive
                                               Shares     Par Value      Stock     Surplus   Earnings       Income       Total
                                             ----------   ----------   ---------   -------   ---------   ------------   --------
Balance, January 1, 1996                     3,886,491      $ 4,817     $     -    $ 5,219    $ 5,855         $1,030    $16,921

Par value change                                     -        1,486           -      1,084     (2,570)             -          -

Cash dividends                                       -            -           -          -     (1,413)             -     (1,413)

Comprehensive income:
 Unrealized losses on investment
  securities available-for-sale, net of
  deferred income tax benefit of $406                -            -           -          -          -           (790)      (790)

 Net income                                          -            -           -          -      3,153              -      3,153
                                                                                                                        -------
  Total comprehensive income                                                                                              2,363
                                             ---------    ---------    --------    -------    -------    -----------    -------

Balance, December 31, 1996                   3,886,491        6,303           -      6,303      5,025            240     17,871

Par value change                                     -        1,590           -      1,594     (3,184)             -          -

Proceeds from exercise of stock options          7,690           14           -          9          -              -         23

Cash dividends                                       -            -           -          -     (1,902)             -     (1,902)

Net proceeds from issuance of stock
 through initial public offering             1,150,000        2,335           -      8,750          -              -     11,085

Comprehensive income:
 Unrealized gains on investment
  securities available-for-sale, net of
  deferred income taxes of $449                      -            -           -          -          -            872        872

 Net income                                          -            -           -          -      3,698              -      3,698
                                                                                                                        -------
  Total comprehensive income                                                                                              4,570
                                             ---------    ---------    --------    -------    -------    -----------    -------

Balance, December 31, 1997                   5,044,181       10,242           -     16,656      3,637          1,112     31,647

Par value change                                     -       (5,220)          -      5,220          -              -          -

Proceeds from exercise of stock options         21,420           43           -         23          -              -         66

Cash dividends                                       -            -           -          -     (1,858)             -     (1,858)

Repurchase of stock                           (155,400)           -      (1,561)         -          -              -     (1,561)

Comprehensive income:
 Unrealized gains on investment
  securities available-for-sale, net of
  deferred income taxes of $312                      -            -           -          -          -            607        607

 Net income                                          -            -           -          -      4,485              -      4,485
                                                                                                                        -------
  Total comprehensive income                                                                                              5,092
                                             ---------    ---------    --------    -------    -------    -----------    -------

Balance, December 31, 1998                   4,910,201      $ 5,065     $(1,561)   $21,899    $ 6,264         $1,719    $33,386
                                             =========    =========    ========    =======    =======    ===========    =======

         See accompanying notes to consolidated financial statements.

                    CNBT BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               (Dollars in thousands, except per share amounts)

                                                                     YEAR ENDED DECEMBER 31,
                                                                ---------------------------------
                                                                  1998        1997        1996
                                                                ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                     $  4,485    $  3,698    $  3,153

 Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation                                                      430         412         406
   Premium amortization net of discount accretion                    105         (43)         46
   Provision for loan losses                                         612         877         655
   Net realized gains on available-for-sale securities              (248)       (263)       (233)
   Loss on disposal of bank premises and equipment
     and other assets                                                 99          43          90
   Provision (benefit) for deferred taxes                             (8)        (39)        (18)
 Changes in assets and liabilities:
   Accrued interest receivable                                      (668)       (861)        118
   Other assets                                                      (46)         33          49
   Accrued expenses                                                   19          62        (155)
   Accrued interest payable                                          209         131         130
   Federal income taxes payable/receivable                           (49)       (223)        258
                                                                --------    --------    --------
                                                                     455         129       1,346
                                                                --------    --------    --------
   NET CASH PROVIDED BY OPERATING
     ACTIVITIES                                                    4,940       3,827       4,499

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of available-for-sale securities                      (66,856)    (36,387)    (33,908)
 Proceeds from sales of available-for-sale securities             28,008      21,359      29,311
 Proceeds from maturities of available-for-sale securities         9,263       2,678       1,972
 Purchases of held-to-maturity securities                        (84,599)    (34,840)    (18,080)
 Proceeds from maturities of held-to-maturity securities          40,553      26,490      20,495
 Loans originated, net of principal collected                     (9,231)    (12,258)    (24,169)
 Proceeds from sales of other real estate and repossessed
   assets                                                            176         122         169
 Cash paid for bank premises and equipment                          (971)       (611)       (170)
 Proceeds from sales of bank premises and equipment                    -           -          83
                                                                --------    --------    --------
   NET CASH USED IN INVESTING ACTIVITIES                         (83,657)    (33,447)    (24,297)

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in demand deposits, NOW, savings, and
   money market accounts                                          38,871      12,665      14,810
 Proceeds from sales of time deposits, net of payments
   for maturing time deposits                                     31,139      10,183      14,502
 Net change in other borrowings                                   11,100           -      (3,900)
 Net proceeds from issuance of common stock                           66      11,108           -
 Purchase of common stock                                         (1,561)          -           -
 Dividends paid                                                   (2,880)     (1,449)     (1,221)
                                                                --------    --------    --------
   NET CASH PROVIDED BY FINANCING
     ACTIVITIES                                                   76,735      32,507      24,191
                                                                --------    --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                      (1,982)      2,887       4,393

CASH AND CASH EQUIVALENTS AT JANUARY 1                            15,276      12,389       7,996
                                                                --------    --------    --------

CASH AND CASH EQUIVALENTS AT DECEMBER 31                        $ 13,294    $ 15,276    $ 12,389
                                                                ========    ========    ========

         See accompanying notes to consolidated financial statements.

                    CNBT BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1998, 1997 AND 1996
               (Dollars in thousands, except per share amounts)



NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of CNBT Bancshares, Inc. (a Texas corporation), and its wholly-owned subsidiaries (collectively referred to as the "Bank"). CNBT Bancshares, Inc. was incorporated under the laws of the State of Texas during April 1998, primarily to serve as a holding company for Citizens National Bank of Texas which was initially formed in 1983. The reorganization into the holding company structure was effective July 1998 and was accounted for in a manner similar to a pooling of interests due to its common ownership. All significant intercompany transactions and balances have been eliminated upon consolidation.

Basis of Accounting: The accounting and reporting policies of the Bank conform to generally accepted accounting principles and prevailing practices within the banking industry.

Nature of Operations: CNBT Bancshares, Inc. and its wholly-owned subsidiaries provide a variety of banking services to local individuals and businesses through its six locations in Houston and Sugar Land, Texas. Its primary deposit products are demand deposits, certificates of deposit, and IRA's, and its primary lending products are commercial business, real estate mortgage, and installment loans.

Use of Estimates: The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Investment Securities: Bonds, notes, and debentures for which the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at cost. The initial premiums and discounts incurred to acquire the investment are recognized in interest income using methods approximating the interest method.

Securities to be held for indefinite periods of time, including securities that management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital or other similar factors, are classified as available-for-sale and are carried at fair value. Fair values of securities are estimated based on available market quotations.

Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of stockholders' equity until realized. Realized gains and losses on the sale of available-for-sale securities and held-to-maturity securities, if any, are determined using the specific-identification method. The Bank reviews its financial position, liquidity and future plans in evaluating the criteria for classifying investment securities. Securities are classified among categories at the time the securities are purchased. Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary will result in the write-down of the individual securities to their fair value. The related write-downs, if any, would be included in earnings as realized losses. The Bank believes that none of the unrealized losses should be considered other than temporary. The initial premiums and discounts incurred to acquire the investment are recognized in interest income using the interest method over the period of maturity. The Bank does not maintain a trading portfolio.

Investments in Federal Home Loan Bank (the "FHLB") stock and Federal Reserve Bank stock are considered restricted investments and classified as other securities in the available-for-sale category. These investments are carried at their acquisition cost which approximates fair value. Institutions that are members of the Federal Reserve system and the FHLB system are required to maintain a certain level of investment in these stocks and may be required to purchase additional stock if a certain level of borrowings are reached with these institutions.

Pursuant to the Bank's adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, the Bank elected to transfer certain securities from the held-to-maturity category to the available-for-sale category as part of a reassessment of interest-rate risk. See Note B for further discussion.

                    CNBT BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1998, 1997 AND 1996
               (Dollars in thousands, except per share amounts)



NOTE A - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Bank Premises and Equipment: Bank premises and equipment are carried at original cost less accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of 5 to 40 years for the Bank building and improvements and 4-7 years for the other equipment. Costs incurred for repairs and maintenance are expensed in the period incurred.

Loans and Allowance for Loan Losses: Installment loans are made on a discount basis. The unearned discount applicable to such loans is taken into income monthly, using the sum-of-the-period-balance method. Subsequent to 1998, all new loans originated will be calculated using the simple interest method on daily balances of the principal amount outstanding. Interest on all other loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. The allowance for loan losses is maintained at a level considered adequate to provide for potential loan losses. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. The level of the allowance is based on management's evaluation of potential losses in the loan portfolio, as well as prevailing and anticipated economic conditions. The evaluation of the adequacy of loan collateral is often based upon estimates and appraisals. Because of changing economic conditions, the valuation determined from such estimates and appraisals may also change. Accordingly, the Bank may ultimately incur losses which vary from management's current estimates. Adjustments to the allowance for loan losses will be reported in the period such adjustments become known or are reasonably estimable. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful.

Effective January 1, 1995, the Bank adopted SFAS No. 114, Accounting for Creditors for Impairment of a Loan, as amended by SFAS No. 118. Under SFAS No. 114, as amended, a loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. A loan is not considered impaired during a period of delay in payment if the Bank expects to collect all amounts due, including interest past due. The Bank generally considers a period of delay in payment to include delinquency up to 90 days. Accordingly, for purposes of applying SFAS No. 114, impaired loans have been defined as all nonaccrual loans. The measurement of impaired loans is based on the present value of expected future cash flows discounted at the loan's effective interest rate or the loan's observable market price or based on the fair value of the collateral if the loan is collateral-dependent. If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a valuation allowance and a corresponding charge to operations.

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Federal Income Taxes: The liability method is used in accounting for income taxes, whereby tax rates are applied to cumulative temporary differences based on when and how they are expected to affect future tax returns. Deferred tax assets and liabilities are adjusted for tax rate changes in the year changes are enacted. The realizability of deferred tax assets are evaluated annually and a valuation allowance is provided if it is more likely than not that the deferred tax assets will not give rise to future benefits in the Bank's tax returns. The Bank files its federal income tax return on a consolidated basis.

Other Real Estate Owned: Real estate acquired by foreclosure is carried in other assets at the lower of recorded investment in the property or its fair value. Prior to foreclosure, the value of the underlying loan is written down to the fair market value of the real estate to be acquired by a charge to the allowance for loan losses, if necessary. Any subsequent writedowns are charged against operating expenses. Operating expenses of such properties, net of related income and gains and losses on their disposition are included in other expenses.

                    CNBT BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1998, 1997 AND 1996
               (Dollars in thousands, except per share amounts)



NOTE A - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets: The Bank assesses other-than-temporary impairments of its long-lived assets on a quarterly basis whenever changes or events indicate that the carrying amount of an asset is not recoverable. Impairment is measured based upon the present value of expected cash flows of the asset and its eventual disposition. During the years ended December 31, 1998, 1997 and 1996, no impairments of long-lived assets were considered necessary by management.

Employee Stock Options: The Bank has a stock option plan. This plan reserves shares for the granting of options to key employees of the Bank to purchase common stock at a price which may be less than the fair market value on the date of grant.

Earnings Per Share: Effective December 15, 1997, the Bank adopted FASB No. 128, Earnings per Share, which changes the manner in which earnings per share (EPS) amounts are calculated and presented. Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Fully dilutive earnings per common share is calculated by dividing net income by the weighted average number of common shares and common share equivalents. Stock options are regarded as common stock equivalents and are computed using the treasury stock method.
Stock options will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the stock options.

Reclassifications: For comparable purposes, certain amounts at December 31, 1997 and 1996 have been reclassified to conform with classifications at December 31, 1998.

Other Accounting Pronouncements: Effective October 1, 1997, the Bank adopted SFAS No. 123, Accounting for Stock-based Compensation, which requires expanded disclosures of stock-based compensation arrangements with employees and encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. As permitted by this statement, the Bank continues to follow the rules to measure compensation as outlined in Accounting Principles Bulletin No. 25, but the Bank is now required to disclose pro forma amounts of net income and earnings per share that would have been reported under the fair value recognition provisions of SFAS No. 123. The adoption of SFAS No. 123 had no material impact on the results of operations or financial condition of the Bank.

Effective January 1, 1997, the Bank adopted SFAS No. 125, Accounting for Transfers and Servicing of Assets and Extinguishments of Liabilities. This statement requires that accounting and reporting standards for the transfer of and servicing of financial assets and extinguishments of liabilities be based on consistent application of financial-components approach that focuses on control. Under this approach, after a transfer of financial assets, the Bank recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Provisions of SFAS No. 125 that deal with securities lending, repurchase and dollar repurchase agreements and the recognition of collateral were adopted January 1, 1998 as provided by SFAS No. 127 which allowed for the deferral of these items.

Effective December 15, 1997, the Bank adopted SFAS No. 129, Disclosure of Information about Capital Structure, which establishes standards for disclosing information about the Bank's capital structure. This statement does not change any previous disclosures but consolidates them in this statement for ease of retrieval and for greater visibility.

                     CNBT BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
                (Dollars in thousands, except per share amounts)



NOTE A - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Effective for 1998, the Bank adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and disclosure of comprehensive income and its components. Comprehensive income is defined as the change in equity during a period. Comprehensive income includes net income and other comprehensive income which refers to unrealized gains and losses that under generally accepted accounting principles are excluded from net income.

Effective for 1998, the Bank adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards and requirements for public enterprises regarding information about operating segments in annual financial statements. This statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. Operating segments are components of an enterprise that are evaluated regularly by the chief executive officer in deciding how to allocate resources and in assessing performance.

Effective November 30, 1998, the Bank adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that the Bank recognize all derivatives as either assets or liabilities in the statements and to measure these instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

Statements of Cash Flows: For purposes of the Consolidated Statements of Cash Flows, cash equivalents include all cash and amounts due from depository institutions, and interest-bearing deposits in other banks, all of which have maturities of three months or less.

Cash and cash equivalents include the following:

                                                                   December 31,
                                                           ----------------------------
                                                            1998      1997       1996
                                                           -------   -------   --------

 Cash and due from banks                                   $13,070   $12,099   $10,154
 Due from banks - interest bearing overnight
  funds                                                        224     3,177     2,235
                                                           -------   -------   -------

 Cash and cash equivalents                                 $13,294   $15,276   $12,389
                                                           =======   =======   =======

The following is supplemental information with respect to the Consolidated Statements of Cash Flows:

                                                             Year Ended December 31,
                                                           ---------------------------
                                                              1998      1997      1996
                                                           -------   -------   -------
 Cash paid for:
  Interest                                                 $10,859   $ 8,944   $ 7,772
  Income taxes                                             $ 1,180   $ 1,416   $   795

 Non-cash activity:
  Loans transferred to other real
   estate or repossessed assets                            $   308   $   112   $   308
  Par value adjustment to common
   stock                                                   $ 5,220   $ 3,184   $ 2,570
  Transfer of held-to-maturity
   securities to available-for-sale
   securities                                              $41,090   $     -   $     -
  Change in unrealized gain (loss)
   on available-for-sale securities                        $   862   $ 1,285   $(1,270)


                     CNBT BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
                (Dollars in thousands, except per share amounts)



NOTE B - INVESTMENT SECURITIES

The amortized cost and estimated market values of investments in debt and other securities at December 31, 1998 are as follows:

                                                    Available-for-Sale Securities
                                           -----------------------------------------------
                                                         Gross        Gross      Estimated
                                           Amortized   Unrealized   Unrealized    Market
                                             Cost        Gains        Losses       Value
                                           ---------   ----------   ----------   ---------
U.S. Government and agency securities       $ 62,078       $  927         $  -    $ 63,005

Mortgage-backed securities                    42,057          172          132      42,097

Obligations of state and political
 subdivisions                                 55,315        1,757           60      57,012

Other securities                               2,682            -            -       2,682
                                            --------       ------         ----    --------

Totals                                      $162,132       $2,856         $192    $164,796
                                            ========       ======         ====    ========


                                                      Held-to-Maturity Securities
                                           -----------------------------------------------
                                                         Gross        Gross      Estimated
                                           Amortized   Unrealized   Unrealized    Market
                                             Cost        Gains        Losses       Value
                                           ---------   ----------   ----------   ---------

U.S. Government and agency securities       $  9,734       $   44         $ 30    $  9,748

Mortgage-backed securities                    69,994          188          215      69,967
                                            --------       ------         ----    --------

Totals                                      $ 79,728       $  232         $245    $ 79,715
                                            ========       ======         ====    ========

The amortized cost and estimated market values of investments in debt and other securities at December 31, 1997 are as follows:

                                                    Available-for-Sale Securities
                                           -----------------------------------------------
                                                         Gross        Gross      Estimated
                                           Amortized   Unrealized   Unrealized    Market
                                             Cost        Gains        Losses       Value
                                           ---------   ----------   ----------   ---------

U.S. Government and agency securities        $17,085       $  262          $ 1     $17,346

Mortgage-backed securities                    22,757          259            -      23,016

Obligations of state and political
 subdivisions                                 48,884        1,363           81      50,166

Other securities                               2,508            -            -       2,508
                                             -------       ------   ----------     -------

Totals                                       $91,234       $1,884          $82     $93,036
                                             =======       ======   ==========     =======


                     CNBT BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
                (Dollars in thousands, except per share amounts)



NOTE B - INVESTMENT SECURITIES (CONTINUED)


                                                     Held-to-Maturity Securities
                                           -----------------------------------------------
                                                         Gross        Gross      Estimated
                                           Amortized   Unrealized   Unrealized    Market
                                             Cost        Gains        Losses       Value
                                           ---------   ----------   ----------   ---------

U.S. Government and agency securities        $49,055       $  982         $ 24     $50,013

Mortgage-backed securities                    27,740          195          379      27,556
                                             -------       ------         ----     -------

Totals                                       $76,795       $1,177         $403     $77,569
                                             =======       ======         ====     =======


The amortized cost and estimated market value of securities held-to-maturity and securities available-for-sale at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                               Available-for-Sale Securities   Held-to-Maturity Securities
                                               -----------------------------   ---------------------------
                                                                 Estimated                     Estimated
                                                 Amortized        Market        Amortized        Market
                                                   Cost            Value           Cost          Value
                                               -------------   -------------   ------------   ------------
Due in one year or less                             $  6,635        $  6,689        $ 2,960        $ 3,006

Due after one year through five years                 24,922          25,061         30,950         30,914

Due after five years through ten years                56,347          57,267         23,755         23,797

Due after ten years                                   71,546          73,097         22,063         21,998

Other securities                                       2,682           2,682              -              -
                                                    --------        --------        -------   ------------

Totals                                              $162,132        $164,796        $79,728        $79,715
                                                    ========        ========        =======   ============

Gross realized gains and losses on sales of available-for-sale securities were:


                                                                       Year Ended December 31,
                                                              --------------------------------------
                                                                1998           1997         1996
                                                              --------        -------   ------------
Gross realized gains:
 U.S. Government and agency securities                        $      -        $    72        $     -
 Obligations of state and political subdivisions                   248            204            268
 Mortgage-backed securities                                          -              -            105
                                                              --------        -------   ------------

                                                              $    248        $   276        $   373
                                                              ========        =======   ============

Gross realized losses:
 U.S. Government and agency securities                        $      -        $     -        $    93
 Obligations of state and political subdivisions                     -              -             38
 Mortgage-backed securities                                          -             13              9
                                                              --------        -------   ------------

                                                              $      -        $    13        $   140
                                                              ========        =======   ============


                     CNBT BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
                (Dollars in thousands, except per share amounts)



NOTE B - INVESTMENT SECURITIES (CONTINUED)

In November 1998, the Bank adopted SFAS No. 133, Accounting for Derivative Investments and Hedging Activities, which at the time of adoption provided for the reassessment of the appropriateness of the classification of all securities based upon the assessment of various hedging transactions and/or market interest-rate risk. Such transfers from the held-to-maturity category to the available-for-sale category at the date of initial adoption shall not call into question an entity's intent to hold other debt securities to maturity in the future. At initial adoption, the Bank transferred $41,090 from the held-to-maturity category into the available-for-sale category which had a market value of $41,589 with the unrealized portion being recognized as a separate component of stockholders' equity.

At December 31, 1998 and 1997, investment securities with a carrying value of $3,392 and $3,436 and a market value of $3,436 and $3,503, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

NOTE C - LOANS

Major classifications of loans are as follows:

                                                   December 31,
                                               --------------------
                                                 1998        1997
                                               --------    --------
 Commercial and industrial                     $ 23,836    $ 25,230
 Real estate - construction                      11,144      10,673
 Real estate - 1-4 family                        11,161      10,808
 Real estate - other                             26,403      18,224
 Consumer                                        42,767      41,711
                                               --------    --------
                                                115,311     106,646
 Unearned discount                               (3,951)     (3,771)
                                               --------    --------
                                                111,360     102,875
 Allowance for loan losses                       (1,183)     (1,009)
                                               --------    --------

                                               $110,177    $101,866
                                               ========    ========

Changes in the allowance for loan losses account are as follows:


                                                  Year Ended December 31,
                                              ----------------------------------
                                               1998            1997        1996
                                              ------        --------    --------
 Balance at beginning of year                 $1,009        $    687    $    484

  Provision charged to operations                612             877         655
  Recoveries                                     131              81          26
  Loans charged off                             (569)           (636)       (478)
                                              ------        --------    --------

 Balance at end of year                       $1,183        $  1,009    $    687
                                              ======        ========    ========

For income tax purposes, $438 and $495 at December 31, 1998 and 1997, respectively, has been accumulated in the allowance for loan losses. This amount is based on the Internal Revenue Code formula.

At December 31, 1998 and 1997, the Bank had loans totaling $239 and $279, respectively, on which the accrual of interest had been discontinued. The Bank does not consider these amounts to be material. If interest on these loans had been accrued, such income would have amounted to $17 and $30 for the years ended December 31, 1998 and 1997, respectively.

                     CNBT BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
                (Dollars in thousands, except per share amounts)



NOTE D - BANK PREMISES AND EQUIPMENT

Major classifications of bank premises and equipment are summarized as follows:

                                          December 31,
                                         ---------------
                                          1998     1997
                                         ------   ------

  Land                                   $2,105   $1,542
  Building and improvements               3,191    3,072
  Equipment                               3,187    2,922
  Automobiles                                24       19
                                         ------   ------
                                          8,507    7,555
  Less:  accumulated depreciation         2,594    2,171
                                         ------   ------

  Total bank premises and equipment      $5,913   $5,384
                                         ======   ======


Depreciation expense totaled $430, $412 and $406 for the years ended December 31, 1998, 1997 and 1996, respectively, and are included in occupancy expense and equipment maintenance in the Consolidated Statements of Income.


NOTE E - DEPOSITS


Scheduled maturities of time deposits are summarized as follows:              December 31,
                                                                          -------------------
                                                                            1998        1997
                                                                          --------   --------
 Maturity:
  Zero to one year                                                        $112,436   $ 82,624
  One year to two years                                                     18,491     20,721
  Two years to three years                                                   5,754      1,134
  Three years to four years                                                  2,451      3,419
  Four years to five years                                                   2,354      2,484
  Thereafter                                                                    35          -
                                                                          --------   --------

                                                                          $141,521   $110,382
                                                                          ========   ========


NOTE F - APPLICABLE FEDERAL INCOME TAXES

Total income tax provision (benefit) in the Consolidated Statements of Income are as follows:


                                       Year Ended December 31,
                                     ---------------------------
                                      1998      1997      1996
                                     -------   -------   -------
  Current                            $1,130    $1,193    $1,053
  Deferred                               (8)      (39)      (18)
                                     ------    ------    ------
                                     $1,122    $1,154    $1,035
                                     ======    ======    ======

Applicable income tax expense of $50, $63 and $58 for the years ending December 31, 1998, 1997 and 1996, respectively, on security gains is included in the provision for income taxes.

                     CNBT BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
                (Dollars in thousands, except per share amounts)



NOTE F - APPLICABLE FEDERAL INCOME TAXES (CONTINUED)

The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets (and allowance, if applicable) and liabilities and their approximate tax effects are as follows:


                                              December 31, 1998        December 31, 1997
                                           -----------------------   ----------------------
                                            Temporary       Tax       Temporary       Tax
                                           Differences     Effect    Differences    Effect
                                           ------------   --------   ------------   -------

  Premises and equipment                       $     -    $     -        $    21     $   7
  Allowance for loan losses                        745        253            514       175
                                               -------    -------        -------     -----

    Deferred income tax assets                 $   745        253        $   535       182
                                               =======                   =======

  Premises and equipment                       $   (27)        (9)       $     -         -
  Unrealized gain on securities
    available-for-sale                          (2,604)      (885)        (1,685)     (573)
  Accretion of discount on treasury
    and tax exempt securities                     (578)      (197)          (422)     (143)
                                               -------    -------        -------     -----

    Deferred income tax liabilities            $(3,209)    (1,091)       $(2,107)     (716)
                                               =======    -------        =======     -----

  Net deferred income tax liabilities                     $  (838)                   $(534)
                                                          =======                    =====


Applicable federal income taxes for financial reporting purposes differ from the amount computed by applying the statutory federal income tax rate for the reasons noted in the table below:

                                              Year Ended December 31,
                                            ---------------------------
                                             1998      1997      1996
                                            -------   -------   -------

  Income taxes at statutory rate (34%)      $1,906    $1,650    $1,424
  Nontaxable investment income                (954)     (655)     (398)
  Other                                        170       159         9
                                            ------    ------    ------

  Applicable federal income taxes           $1,122    $1,154    $1,035
                                            ======    ======    ======


NOTE G - COMMITMENTS AND CONTINGENT LIABILITIES

The Bank is committed under a long-term contractual agreement for its data processing services. The agreement, expiring in 2001, contains certain escalation charges allowing the service bureau to increase its fees if the Bank sustains a certain level of growth. Lease payments are based upon the level of activity with the service bureau without provisions for minimum payments.

The Bank is committed under a lease for the land for their premises which expires February 2001. The Bank has the option to renew the lease at certain points in time and also has the option to purchase the land for fair market value at the end of the lease term.

The Bank also leases three facilities for its branch locations under noncancellable operating leases, which have expiration dates through June 2002.

                     CNBT BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
                (Dollars in thousands, except per share amounts)



NOTE G - COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Minimum future rental payments under these noncancellable operating leases and agreements which have initial or remaining terms in excess of one year as of December 31, 1998, for each of the next five years and in the aggregate are:

Year Ending December 31,
------------------------
         1999                                            $138
         2000                                             119
         2001                                              40
         2002                                              15
         2003                                               -
       Thereafter                                           -
                                                         ----
  Total future minimum payments                          $312
                                                         ====

Total rent expense amounted to $169, $135 and $121 for the years ended December 31, 1998, 1997 and 1996, respectively.

The Bank is party to miscellaneous legal proceedings, which arise in the ordinary course of business. While the outcomes cannot be predicted with certainty, management believes that the ultimate resolution will not have a material adverse impact on the Bank's financial condition or results of operation.


NOTE H - RELATED PARTY TRANSACTIONS

At December 31, 1998 and 1997, certain officers, directors and certain officers' and directors' companies in which they have ten percent or more beneficial ownership in those companies, were indebted to the Bank in the amount of $1,510 and $675 for loans and in the amount of $123 and $100 for unfunded commitments, respectively.

Following is an analysis of activity with respect to such loans:

                                       Year Ended December 31,
                                      -------------------------
                                         1998          1997
                                      -----------   -----------
  Balance at beginning of period          $  675        $1,171
    New loans                              1,204           465
    Repayments                              (369)         (961)
                                          ------        ------
  Balance at end of period                $1,510        $  675
                                          ======        ======


Additionally, at December 31, 1998 and 1997, these certain officers, directors and certain officers' and directors' companies had deposits in the Bank in the aggregate totaling $4,037 and $5,034, respectively.

                     CNBT BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
                (Dollars in thousands, except per share amounts)



NOTE I - OTHER BORROWED FUNDS

Other borrowings generally represent borrowings from the Federal Home Loan Bank (the "FHLB"). FHLB advances may be utilized from time to time as either a short-term funding source (maturities ranging from one to thirty-five days) or a longer-term funding source and are secured by any of the following: specific investment securities, blanket pledge on investments, a percentage of mortgage loans or FHLB stock. Information relating to these borrowings is summarized as follows:

                                                        December 31,
                                                -----------------------------
                                                  1998       1997      1996
                                                --------   --------   -------
  Other borrowings:
   Average                                      $11,086    $ 4,582    $3,676
   Period-end                                    11,100          -         -
   Maximum month-end balance during period       21,669     15,100     7,500

  Interest rate:
   Average                                         5.40%      5.53%     5.20%
   Period-end (weighted)                           5.38%         -         -


Interest expense on borrowings totaled $599, $254 and $191 for the years ended December 31, 1998, 1997 and 1996, respectively. The year end balance of $11,100 is comprised of short-term borrowings of $1,100 at a fixed rate of 5.55% and two long-term borrowings of $5,000 each at fixed rates of 5.335% and 5.385%, respectively, due March 2003 and secured by investments and a percentage of 1-4 family real estate loans.


NOTE J - INCENTIVE STOCK OPTION PLAN

The Bank has an incentive stock option plan under which shares of common stock are reserved for the purpose of granting stock options to certain key employees at the discretion of the Board of Directors. These stock options can be exercised at a price ranging from $2.75 to $10.50 per share and expire at various periods through the year 2008.

The Bank has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and related interpretations in accounting for its stock-based compensation arrangements as opposed to the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, no compensation expense is recognized because the exercise price of the Bank's employee stock options equals the market price of the underlying stock on the date of grant.

The following is a summary of changes in total options outstanding (all option amounts have been restated for the stock split and stock dividends, as discussed in Note M):

   Options outstanding at January 1, 1996         96,140    $ 2.75   to   $ 6.20
      Granted                                          -
                                                 -------
   Options outstanding at December 31, 1996       96,140    $ 2.75   to   $ 6.20
      Granted                                     95,000    $ 9.00
      Exercised                                   (7,690)   $ 2.75   to   $ 3.03
      Canceled                                    (2,500)   $ 9.00
                                                 -------
   Options outstanding at December 31, 1997      180,950    $ 2.75   to   $ 9.00
      Granted                                     10,000    $10.50
      Exercised                                  (21,420)   $ 2.75   to   $ 5.79
      Canceled                                         -
                                                 -------
   Options outstanding at December 31, 1998      169,530    $ 2.75   to   $10.50
                                                 =======


                     CNBT BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
                (Dollars in thousands, except per share amounts)



NOTE J - INCENTIVE STOCK OPTION PLAN (CONTINUED)

Of the 169,530 outstanding options at December 31, 1998, 50,090 options were exercisable with the remaining 119,440 options vesting over a period of up to 10 years.

While the Bank will continue to use APB No. 25, proforma information regarding net income and earnings per shares is required by SFAS No. 123, which also requires that the information be determined as if the Bank has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method prescribed by SFAS No. 123.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Bank's employee stock options have characteristics different from those of traded options, and because changes in input assumptions can materially affect the fair value estimate, the existing model may not necessarily provide the only measure of fair value for the employee stock options. The fair value for these options was estimated at the date of grant using the following weighted-average assumptions: risk-free interest rates of 5.66%; 4.71% dividend yield; a volatility factor of the expected market price of the Bank's common stock of 11.46%; and a weighted-average expected life of the options of 10 years.

Compensation cost actually charged to operations for those individuals was $1,526, $1,252 and $573 for the years ended December 31, 1998, 1997 and 1996, respectively. The impact of applying and recognizing compensation costs pursuant to SFAS No. 123 is immaterial to the Bank's financial position and results of operations and did not change the earning per share amounts currently disclosed.


NOTE K - COMPENSATION AGREEMENTS

The Company has severance agreements with six key employees. The agreement promises severance benefits to the specified employees if, following a change or potential change in control, the employees are terminated without cause or resign for good reason during the term of the agreement. Severance benefits include 1) a lump sum payment equal to 2.99 times the employee's annual base salary in effect when employment ends or, if higher, annual base salary in effect immediately prior to change or potential change in control, and 2) entitlement to any COBRA rights for group insurance benefit continuation for employees and employees' dependents at employees' own expense.


NOTE L - BENEFIT PLAN

The Bank has a 401(k) and profit sharing plan (the "Plan") that covers all employees who meet certain age and service requirements. Employees may provide contributions to the Plan through salary deferrals. Additionally, the Bank may provide voluntary contributions at their discretion. The Bank made contributions to the Plan of $200, $180 and $128 for the years ended December 31, 1998, 1997 and 1996, respectively. Subsequent to the year ended December 31, 1998, the Bank amended the Plan to be participant directed.

                     CNBT BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
                (Dollars in thousands, except per share amounts)



NOTE M - DIVIDEND AND STOCK TRANSACTIONS

Certain banking regulations may limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agency. All dividends were within the specified limits.

During July 1998, the Board of Directors with the approval of the stockholders granted the formation of two bank holding companies. With the formation of these holding companies, the Bank's $2.03 par value shares were exchanged for shares of the bank holding companies at $1.00 par value. This change in par value was accomplished through a corresponding transfer of approximately $5,220 between common stock and surplus.

During the year ended December 31, 1998, cash dividends were authorized as follows: a dividend of $.09 per share was declared to stockholders of record on April 2, 1998 and paid April 15, 1998, totaling $455. A dividend of $.09 per share was declared to stockholders of record on June 30, 1998 and paid July 15, 1998, totaling $456. A dividend of $.09 per share was declared to stockholders of record on September 30, 1998 and paid October 15, 1998, totaling $456. A dividend of $.10 per share was declared to stockholders of record on December 31, 1998 and paid January 15, 1999, totaling $491.

During the period October through December 1998, the Bank repurchased 155,400 common stock shares for approximately $1,561.

During July 1997, the Board of Directors authorized an increase in the authorized shares available for issuance from 5,000,000 shares to 30,000,000 shares.

During the year ended December 31, 1997, a dividend of $.10 per share was declared to stockholders of record on May 15, 1997 and paid May 30, 1997, totaling $389. A dividend of $.30 per share was declared to stockholders of record on December 31, 1997 and paid January 15, 1998, totaling $1,513. On March 25, 1997, the Board of Directors authorized a 10% stock dividend representing 353,797 shares of common stock was declared to stockholders of record on April 30, 1997 and also authorized an increase in the par value of common stock from $1.622 (after effect of stock dividend) to $2.03 per share which effectively increased common stock by $1,590 and surplus by $1,594, with a corresponding charge to retained earnings of $3,184.

During the year ended December 31, 1996, a dividend of $.09 per share was declared to stockholders of record on June 3, 1996 and paid June 15, 1996, totaling $353. A dividend of $.27 per share was declared to shareholders of record on December 31, 1996 and paid January 15, 1997, totaling $1,060. In April 1996, the Board of Directors authorized an increase in the par value of common stock from $1.50 to $1.622 (after effect of stock dividend) per share which effectively increased common stock by $1,486 and surplus by $1,084, with a corresponding charge to retained earnings of $2,570. Additionally, during the year ended December 31, 1996, a 10% stock dividend representing 321,098 shares of common stock was declared to stockholders of record on April 30, 1996.

All references in the accompanying financial statements to the number of common shares and per share amounts have been restated to reflect any stock splits and/or stock dividends.


NOTE N - INITIAL PUBLIC OFFERING

The Bank filed a registration statement with the Office of the Comptroller of the Currency in October 1997 to register the sale of 1,150,000 shares of its common stock. The net proceeds to the Bank from the sale of the shares offered by the Bank (after deducting underwriting commissions and other expenses of $990) were $11,085. The proceeds from the offering are to be used for expansion of existing facilities and establishments of new locations and for other working capital purposes.

                     CNBT BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
                (Dollars in thousands, except per share amounts)



NOTE O - EARNINGS PER COMMON SHARE

Earnings per common share were computed as follows:

                                                         Year Ended December 31,
                                                   ------------------------------------
                                                      1998         1997         1996
                                                   ----------   ----------   ----------

Net income                                         $    4,485   $    3,698   $    3,153
                                                   ==========   ==========   ==========

Divided by weighted average common shares and
 common share equivalents:
  Weighted average common shares                    5,024,329    4,161,432    3,886,491
  Weighted average common share equivalents            80,571       62,612       54,693
                                                   ----------   ----------   ----------

Total average common share and common share
 equivalents                                        5,104,900    4,224,044    3,941,184
                                                   ==========   ==========   ==========

Basic earnings per common share                    $      .89   $      .89   $      .81
                                                   ==========   ==========   ==========

Fully dilutive earnings per common share           $      .88   $      .88   $      .80
                                                   ==========   ==========   ==========


NOTE P - COMPREHENSIVE INCOME

In June 1997, SFAS No. 130, Reporting Comprehensive Income was issued. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by owners (changes in paid-in- capital) and distributions to owners (dividends). This statement is effective for fiscal years beginning after December 15, 1997. For the years ended December 31, 1998, 1997 and 1996, unrealized holding gain (losses) on debt and equity securities available-for-sale is the Bank's only other comprehensive income component. Prior periods have been reclassified to reflect the application of the provisions of SFAS No. 130. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the years ended December 31, 1998, 1997 and 1996:

                                                                  Year Ended December 31,
                                 -----------------------------------------------------------------------------------------
                                            1998                          1997                           1996
                                 ---------------------------   ---------------------------   -----------------------------
                                             Tax       Net                 Tax       Net                  Tax        Net
                                           Expense    of Tax             Expense    of Tax              Expense    of Tax
                                 Pretax   (Benefit)   Amount   Pretax   (Benefit)   Amount   Pretax    (Benefit)   Amount
                                 ------   ---------   ------   ------   ---------   ------   -------   ---------   -------
Net unrealized gain (loss)
 on securities available-
 for-sale                          $671      $(228)     $443   $1,058      $(360)     $698    $(617)      $(327)    $(944)
Reclassification adjustment
 for net gain (loss)
 realized in net income             248        (84)      164      263        (89)      174      233         (79)      154
                                   ----      -----    ------   ------   --------    ------   ------    --------    ------

Other comprehensive income         $919      $(312)     $607   $1,321      $(449)     $872    $(384)      $(406)    $(790)
                                   ====      =====    ======   ======   ========    ======   ======    ========    ======


                     CNBT BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
                (Dollars in thousands, except per share amounts)



NOTE Q - REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1997 (the most recent review), the Office of the Comptroller of the Currency categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action as of its most recent notification. To be categorized as well-capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. As of December 31, 1998, there are no conditions or events since that notification that management believes have changed the institution's category.


The Bank's actual capital amounts and ratios are also presented in the table.
                                                                                        To Be Well
                                                                                     Capitalized Under
                                                                  For Capital        Prompt Corrective
                                             Actual            Adequacy Purposes     Action Provisions
                                     ----------------------   --------------------   ------------------
                                       Amount       Ratio      Amount      Ratio      Amount     Ratio
                                     ----------   ---------   ---------   --------   --------   -------
As of December 31, 1998:
 Total Capital
   (to Risk Weighted Assets)            $32,850      21.20%     $12,395      *8.0%    $15,494    *10.0%
 Tier I Capital
   (to Risk Weighted Assets)             31,667      20.44%       6,197      *4.0%      9,296     *6.0%
 Tier I Capital
   (to Average Assets)                   31,667       9.37%      13,524      *4.0%     16,905     *5.0%

As of December 31, 1997:
 Total Capital
   (to Risk Weighted Assets)            $31,543      22.13%     $11,404      *8.0%    $14,255    *10.0%
 Tier I Capital
   (to Risk Weighted Assets)             30,535      21.42%       5,702      *4.0%      8,553     *6.0%
 Tier I Capital
   (to Average Assets)                   30,535      11.10%      11,004      *4.0%     13,755     *5.0%
-------------
* [Greater Than Or Equal To]

NOTE R - CONCENTRATION OF CREDIT RISK

The Bank's operations are affected by various risk factors, including interest-rate risk, credit risk and risk from geographic concentration of lending activities. Management attempts to manage interest-rate risk through various asset/liability management techniques designed to match maturities of assets and liabilities. Loan policies and administration are designed to provide assurance that loans will only be granted to credit-worthy borrowers, although credit losses are expected to occur because of subjective factors and factors beyond the control of the Bank. In addition, the Bank is a community bank and, as such, is mandated by the Community Reinvestment Act and other regulations to conduct most of its lending activities within the geographic area where it is located. As a result, the Bank and its borrowers may be especially vulnerable to the consequences of changes in the local economy.

                     CNBT BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
                (Dollars in thousands, except per share amounts)



NOTE S - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the Consolidated Balance Sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Unless noted otherwise, the Bank does not require collateral or other security to support financial instruments with credit risk.

Commitments to Extend Credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds marketable securities and certificates of deposit as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments varies from 0 percent to 100 percent.


NOTE T - FAIR VALUES OF FINANCIAL INSTRUMENTS

Fair Values of Financial Instruments: Disclosure about fair value of financial instruments provided below is the information required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments. These amounts represent estimates of fair values at a point in time. Significant estimates regarding economic conditions, loss experience, risk characteristics associated with particular financial instruments and other factors were used for the purposes of this disclosure. These estimates are subjective in nature and involve matters of judgment. Therefore, they cannot be determined with precision. Changes in the assumptions could have a material impact on the amounts estimated.

While the estimated fair value amounts are designed to represent estimates of the amounts at which these instruments could be exchanged in a current transaction between willing parties, many of the Bank's financial instruments lack an available trading market as characterized by willing parties engaging in an exchange transaction. In addition, it is the Bank's intent to hold most of its financial instruments to maturity and, therefore, it is not probable that the fair values shown will be realized in a current transaction.

The estimated fair values disclosed do not reflect the value of assets and liabilities that are not considered financial instruments. In addition, the value of long-term relationships with depositors (core deposit intangibles) and other customers is not reflected. The value of these items is significant.

                     CNBT BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
                (Dollars in thousands, except per share amounts)



NOTE T - FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

Because of the wide range of valuation techniques and the numerous estimates which must be made, it may be difficult to make reasonable comparisons of the Bank's fair value information to that of other financial institutions. It is important that the many uncertainties discussed above be considered when using the estimated fair value disclosures and to realize that because of these uncertainties, the aggregate fair value amount should in no way be construed as representative of the underlying value of the Bank.

The following methods and assumptions were used by the Bank in estimating its fair values of financial instruments as disclosed herein:

   CASH AND DUE FROM BANKS: The carrying amounts reported in the Consolidated Balance Sheets for cash and due from banks approximate those assets' fair values.

   HELD-TO-MATURITY AND AVAILABLE-FOR-SALE SECURITIES: Fair values for investment securities, excluding restricted equity securities, are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The carrying values of restricted equity securities approximate fair values.

   LOANS RECEIVABLE: For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans (for example, fixed rate commercial real estate and rental property mortgage loans and commercial and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. Fair value for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

   DEPOSIT LIABILITIES: The fair values disclosed for demand deposits (for example, interest-bearing checking accounts) are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits.

   OTHER BORROWED FUNDS: The carrying amount of short-term borrowings approximates the fair values. The long-term borrowings with fixed rates and fair values are estimated by discounting the remaining payments due on the loans and is calculated using the Bank's incremental borrowing rate for similar obligations.

   ACCRUED INTEREST: The carrying amounts of accrued interest approximate their fair values.

   OFF-BALANCE-SHEET INSTRUMENTS: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.

                     CNBT BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
                (Dollars in thousands, except per share amounts)



NOTE T - FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

The estimated fair values of the Bank's financial instruments are as follows:


                                                                December 31,
                                             ---------------------------------------------------
                                                      1998                      1997
                                             ------------------------   ------------------------
                                              Carrying                   Carrying
                                               Amount     Fair Value      Amount     Fair Value
                                             ----------   -----------   ----------   -----------
Financial assets:
  Cash and due from banks                    $  13,294     $  13,294    $  15,276     $  15,276
  Investment securities
   available-for-sale                          164,796       164,796       93,036        93,036
  Investment securities
   held-to-maturity                             79,728        79,715       76,795        77,569
  Loans, net of allowance for
   loan losses                                 110,177       114,063      101,866       103,546
  Accrued interest receivable                    3,776         3,776        3,108         3,108

Financial liabilities:
  Deposits                                    (330,917)     (333,551)    (260,907)     (262,442)
  Other borrowed funds                         (11,100)      (10,285)           -             -
  Accrued interest and other
   liabilities                                  (1,689)       (1,689)      (2,483)       (2,483)

Off-balance sheet assets (liabilities):
  Commitments to extend credit                       -        18,226            -        12,331
  Credit card arrangements                           -             -            -         6,692
  Standby letters of credit                          -           683            -          (303)


A summary of the contract or notional amounts (used and unused) of the Bank's financial instruments with off-balance-sheet risk follows:

                                    Contract or Notional Amount
                                    ---------------------------
                                           December 31,
                                    ---------------------------
                                        1998           1997
                                    ------------   ------------
  Commitments to extend credit           $36,948        $30,626
  Credit card arrangements                     -          9,161
  Standby letters of credit                  683            303
