Form 10-Q
period 1999-03-31
CNBT BANCSHARES INC
filed 1999-05-14
CIK 1058995

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark One)

    [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter ended March 31, 1999

    [_] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     FOR THE TRANSITION PERIOD  ___ TO ___

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

                               Yes [X]   No [_]

At May 5, 1999, 4,911,117 shares of CNBT Bancshares, Inc., common stock, $1.00 par value, were outstanding.

                             CNBT BANCSHARES, INC.

                                     INDEX

                                                                            Page
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets at March 31, 1999 and 1998
              and at December 31, 1998.......................................  3

              Consolidated Statements of Income for the Three Months
              Ended March 31, 1999 and 1998..................................  4

              Consolidated Statements of Comprehensive Income for the
              Three Months Ended March 31, 1999 and 1998.....................  5

              Consolidated Statements of Stockholders' Equity for the
              Year Ended December 31, 1998 and for the Three Months
              Ended March 31, 1999...........................................  6

              Consolidated Statements of Cash Flows for the Three Months
              Ended March 31, 1999 and 1998..................................  7

              Notes to Interim Consolidated Financial Statements.............  8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

              Overview.......................................................  9

              Results of Operations.......................................... 10

              Financial Condition............................................ 13

Item 3.       Quantitative and Qualitative Disclosures About Market Risk..... 20

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings.............................................. 21

Item 6.       Exhibits and Reports on Form 8-K............................... 21

SIGNATURES................................................................... 21

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                     CNBT BANCSHARES, INC AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  MARCH 31,             DECEMBER 31,
                                                                          -------------------------     ------------
                                                                            1999            1998            1998
                                                                          ---------       ---------     ------------
                                                                                  (UNAUDITED)
ASSETS
  Cash and due from banks                                                 $  13,221        $  11,273      $  13,070
  Due from banks - interest bearing overnight funds                           5,841              401            224
  Investment securities available-for-sale                                  139,768           96,369        164,796
  Investment securities held-to-maturity (approximate
    market value of $112,368 and $102,018 at March 31,
    1999 and 1998, respectively (unaudited), and
    $79,715 at December 31, 1998)                                           113,093          101,811         79,728
  Loans, net                                                                113,493          104,965        110,177
  Bank premises and equipment, net                                            6,061            5,303          5,913
  Other assets                                                                3,065            2,653          4,022
                                                                          ---------        ---------      ---------
TOTAL ASSETS                                                              $ 394,542        $ 322,775      $ 377,930
                                                                          =========        =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Deposits
    Demand                                                                $  70,331        $  57,343      $  72,738
    NOW Accounts                                                             24,293           19,784         24,020
    Savings                                                                   8,002            7,333          7,620
    Money market                                                             96,607           72,218         85,018
    Time, $100,000 and over                                                  41,516           32,610         42,108
    Other time                                                               99,772           83,950         99,413
                                                                          ---------        ---------      ---------
      TOTAL DEPOSITS                                                        340,521          273,238        330,917
  Other borrowed funds                                                       18,000           15,300         11,100
  Accrued interest and other liabilities                                      2,835            1,620          1,689
  Federal income taxes payable                                                  269              309              -
  Deferred income taxes payable                                                 427              390            838
                                                                          ---------        ---------      ---------
      TOTAL LIABILITIES                                                     362,052          290,857        344,544
COMMITMENTS AND CONTINGENT LIABILITIES                                            -                -              -
STOCKHOLDERS' EQUITY
Common stock, $1.00 par value at March 31, 1999 and
  December 31, 1998, $2.03 par value at March 31, 1998,
  respectively; 30,000,000 shares authorized, 5,069,217
  shares issued and 4,911,117 shares outstanding at March
  31, 1999 (unaudited), 5,054,181 shares issued and outstanding at March 31, 1998 (unaudited), 5,065,601 shares issued and
  4,910,201 shares outstanding at December 31, 1998                           5,069          10,262           5,065
 Surplus                                                                     21,905          16,663          21,899
 Retained earnings                                                            6,009           4,192           6,264
 Accumulated other comprehensive income; net unrealized
  gains on available-for-sale securities, net of deferred income taxes of $564, $413 and $838 at March 31, 1999 and 1998
  (unaudited), and December 31, 1998, respectively                            1,095             801           1,719
                                                                          ---------       ---------       ---------
                                                                             34,078          31,918          34,947
 Less: treasury stock at cost; 158,100 shares at March 31,
  1999 (unaudited), 155,400 shares at December 31, 1998                      (1,588)              -          (1,561)
                                                                          ---------       ---------       ---------
    TOTAL STOCKHOLDERS' EQUITY                                               32,490          31,918          33,386
                                                                          ---------       ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 394,542       $ 322,775       $ 377,930
                                                                          =========       =========       =========

     See accompanying notes to interim consolidated financial statements.

                     CNBT BANCSHARES, INC AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                    ----------------------
                                                     1999           1998
                                                    -------        -------
                                                          (UNAUDITED)
INTEREST INCOME
  Interest and fees on loans                        $ 2,724        $ 2,606
  Interest on investment securities:
    Taxable                                           2,868          2,148
    Nontaxable                                          726            677
                                                    -------        -------
      Total interest on investment securities         3,594          2,825
                                                    -------        -------
    TOTAL INTEREST INCOME                             6,318          5,431

INTEREST EXPENSE
  Interest on deposits and FHLB borrowings            3,011          2,404
                                                    -------        -------
    Net interest income                               3,307          3,027

PROVISION FOR LOAN LOSSES                               150            165
                                                    -------        -------
  Net interest income after provision
    for loan losses                                   3,157          2,862

OTHER INCOME
  Service fees                                          565            489
  Net realized gains on sale of
    available-for-sale securities                        19             51
  Other operating income                                 81             80
                                                    -------        -------
    TOTAL OTHER INCOME                                  665            620

OTHER EXPENSES
  Salaries and employee benefits                      1,321          1,100
  General and administrative                            341            330
  Data processing                                       220            226
  FDIC assessments                                        9              8
  Occupancy expenses, net                               148            134
  Equipment maintenance                                 152            128
  Professional fees                                     128            121
  Postage and printing                                   92            100
                                                    -------        -------
    TOTAL OTHER EXPENSES                              2,411          2,147
                                                    -------        -------
INCOME BEFORE FEDERAL INCOME TAXES                    1,411          1,335

Applicable federal income taxes                         193            325
                                                    -------        -------
NET INCOME                                          $ 1,218        $ 1,010
                                                    =======        =======
Earnings per common share:
  Basic and Fully Diluted                           $   .25        $   .20
                                                    =======        =======

     See accompanying notes to interim consolidated financial statements.

                     CNBT BANCSHARES, INC AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                       ----------------
                                                        1999      1998
                                                       ------    ------
                                                          (UNAUDITED)

Net income                                             $1,218    $1,010

Other comprehensive income, net of tax:
  Unrealized losses on securities:
    Unrealized holding losses arising
      during period                                      (611)     (278)
    Less: reclassification adjustment for gains
      included in net income                              (13)      (33)
                                                       ------    ------
                                                         (624)     (311)
                                                       ------    ------
Comprehensive income                                   $  594    $  699
                                                       ======    ======



     See accompanying notes to interim consolidated financial statements.

                     CNBT BANCSHARES, INC AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                                ACCUMULATED
                                              COMMON STOCK                                         OTHER
                                           --------------------                                    COMPRE-
                                                         PAR      TREASURY             RETAINED    HENSIVE
                                            SHARES      VALUES      STOCK     SURPLUS  EARNINGS    INCOME     TOTAL
                                           ---------    -------    -------    -------   -------    ------    -------
BALANCE, DECEMBER 31, 1997                 5,044,181    $10,242    $     0    $16,656   $ 3,637    $1,112    $31,647
  Proceeds from exercise of stock
    options                                   21,420         43          0         23         0         0         66
  Cash dividends per share                         0          0          0          0    (1,858)        0     (1,858)
  Re-purchase stock                         (155,400)         0     (1,561)         0         0         0     (1,561)
  Par value change                                 0     (5,220)         0      5,220         0         0          0
  Comprehensive income:
    Unrealized gain on investment
    securities available-for-sale, net
    of deferred income taxes of $312               0          0          0          0         0       607        607
    Net income                                     0          0          0          0     4,485         0      4,485
                                           ---------    -------    -------    -------   -------    ------    -------
  Total comprehensive income                                                                                   5,902
                                                                                                               -----
BALANCE, DECEMBER 31, 1998                 4,910,201    $ 5,065    $(1,561)   $21,899   $ 6,264    $1,719    $33,386

  Proceeds from exercise of stock
    options (unaudited)                        3,616          4          0          6         0         0         10
  Cash dividends (unaudited)                       0          0          0          0    (1,473)        0     (1,473)
  Re-purchase stock (unaudited)               (2,700)         0        (27)         0         0         0        (27)
  Comprehensive income:
    Unrealized loss on investment
    securities available-for-sale, net
    of deferred income taxes benefit of
    $322 (unaudited)                               0          0          0          0         0      (624)      (624)
    Net income (unaudited)                         0          0          0          0     1,218         0      1,218
                                           ---------    -------    -------    -------   -------    ------    -------
Total comprehensive income (unaudited)                                                                           594
                                                                                                             -------
BALANCE, MARCH 31, 1999
  (UNAUDITED)                              4,911,117    $ 5,069    $(1,588)   $21,905   $ 6,009    $1,095    $32,490
                                           =========    =======    =======    =======   =======    ======    =======

     See accompanying notes to interim consolidated financial statements.

                     CNBT BANCSHARES, INC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                 $  1,218  $  1,010
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                                110        97
      Premium amortization net of discount accretion              130       (61)
      Provision for loan losses                                   150       165
      Net realized gain on available-for-sale
        securities                                                 (8)      (51)
      Loss on disposal of bank premises and equipment
        and other assets                                            2        37
      Provision (benefit) for deferred taxes                      (89)       16
  Changes in assets and liabilities:
    Accrued interest receivable                                 1,119       928
    Other assets                                                  (45)     (327)
    Accrued expenses                                              822        95
    Accrued interest payable                                     (658)      100
    Federal income taxes payable/receivable                       283       274
                                                             --------  --------
  NET CASH PROVIDED BY OPERATING
    ACTIVITIES                                                  3,034     2,283

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of available-for-sale securities                   (6,521)  (11,970)
  Proceeds from sales of available-for-sale securities         27,119     6,801
  Proceeds from maturities of available-for-sale securities     3,410     1,407
  Purchases of held-to-maturity securities                    (39,280)  (34,081)
  Proceeds from maturities of held-to-maturity securities       5,867     9,134
  Loans originated, net of principal collected                 (3,702)   (3,316)
  Proceeds from sales of other real estate and repossessed
    assets                                                        103        11
  Cash paid for bank premises and equipment                      (258)      (16)
                                                             --------  --------
    NET CASH USED IN INVESTING ACTIVITIES                     (13,262)  (32,030)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits, NOW,
    savings, and money market accounts                          9,837     6,153
  Proceeds from sales of time deposits, net of payments
    for maturing time deposits                                   (233)    6,178
  Net increase in other borrowed funds                          6,900    15,300
  Proceeds from exercise of stock options                          10        27
  Purchase of common stock                                        (27)        0
  Dividends paid                                                 (491)   (1,513)
                                                             --------  --------
    NET CASH PROVIDED BY FINANCING
      ACTIVITIES                                               15,996    26,145
                                                             --------  --------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                   5,768    (3,602)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                    13,294    15,276
                                                             --------  --------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                                     $ 19,062  $ 11,674
                                                             ========  ========

     See accompanying notes to interim consolidated financial statements.

                     CNBT BANCSHARES, INC AND SUBSIDIARIES
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1999
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 and 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year-ended December 31, 1998, of CNBT Bancshares, Inc. (the "Company") as filed with the Securities and Exchange Commission.

(2)  Earnings Per Common Share

     Earnings per common share was computed based on the following (in thousands, except per share amounts):

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                   -----------------------
                                                      1999         1998
                                                   ----------   ----------
     Net income                                    $    1,218   $    1,010

     Divided by weighted average common
       shares and common share equivalents:
         Weighted average common shares             4,910,017    5,046,181
         Weighted average common share
           equivalents                                 55,888      101,451
                                                   ----------   ----------
     Total average common shares and
       common share equivalents                     4,965,905    5,147,632
                                                   ==========   ==========
     Earnings per common share:
       Basic and fully Diluted                     $     0.25   $     0.20
                                                   ==========   ==========

(3)  Common Stock

     The Board of Directors declared cash dividends to be payable to stockholders of record for the quarters ending March 31, 1998, June 30, 1998 and March 31, 1998 of $0.09 per share. A cash dividend of $0.10 was declared payable to stockholders of record at December 31, 1998 and March 31, 1999. Also, a special dividend for $0.20 per share was declared at March 31, 1999 in addition to the regular quarterly dividend.

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

     As of March 31, 1999, an additional 46,474 shares of common stock were issuable (without regard to vesting restrictions) upon exercise of outstanding employee stock options under the 1992, 1994, 1995, and 1997 Stock Option Plans.

(4)  Comprehensive Income

     Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by owners (changes in paid in capital) and distributions to owners (dividends). For the three month period ended March 31, 1999 and 1998, unrealized holding gain (losses) on debt and equity securities available-for-sale is the only other comprehensive income component. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three months ended March 31, 1999 and 1998:

                                                                         Three Months Ended
                                           -------------------------------------------------------------------------
                                                     March 31, 1999                          March 31, 1998
                                           ---------------------------------        --------------------------------
                                                            Tax        Net                        Tax          Net
                                                          Expense     of Tax                     Expense      of Tax
                                           Pretax        (Benefit)    Amount        Pretax      (Benefit)     Amount
                                           ------        ---------    ------        ------      ---------     ------
     Net unrealized gain (loss) on
       securities available-for-sale       $ (927)         $ 316      $ (611)       $ (421)       $ 143       $ (278)

     Less:  reclassification adjustment
       for net gain (loss) realized in
       net income                             (19)             6         (13)          (51)          18          (33)
                                           ------          -----      ------        ------        -----       ------
     Other comprehensive income            $ (946)         $ 322      $ (624)       $ (472)       $ 161       $ (311)
                                           ======          =====      ======        ======        =====       ======

(5)  General

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

     For the three months ended March 31, 1999, the Company had net income of $1.2 million, an increase of $200,000 or 20.0% from the same period in 1998. This earnings growth was due primarily to an increase in net interest income, which resulted from strong loan growth and a substantial increase in the securities protfolio. Net income per share, basic and fully diluted, increased to $0.25 for the three months ended March 31, 1999, from $0.20 for the same time period in 1998. The Company's annualized return on average assets was 1.27% and the annualized return on average common equity was 14.6% for the three months ended March 31, 1999, compared to 1.34% and 12.66% for the same time period in 1998.

     Total assets increased to $394.5 million at March 31, 1999, from $322.8 million at March 31, 1998, an increase of $71.7 million or 22.2%, and from $377.9 million at December 31, 1998, an increase of $16.6 million or 4.4%. The increase was due primarily to an increase in the deposits. Deposits increased to $340.5 million at March 31, 1999, from $273.2 million at March 31, 1998, an increase of $67.3 million or 24.6%, and from $330.9 million at December 31, 1998, an increase of $9.6 million or 2.9%. Total stockholders' equity was $32.5 million at March 31, 1999, representing an increase of $600,000 or 1.9% over total stockholders' equity of $31.9 million at March 31, 1998, and a decrease of $900,000 or 2.7% over stockholders' equity of $33.4 million at December 31, 1998. The decrease in stockholders' equity is attributable to a special cash dividend of $0.20 per share in addition to the regular quarterly dividend and a decrease in unrealized gain/losses on investment securities.

RESULTS OF OPERATIONS

Net Interest Income

     Net interest income for the three months ended March 31, 1999, was $3.3 million, an increase of $300,000 or 10.0% from $3.0 million for the three months ended March 31, 1998. The Company's net interest margin was 3.68% and 4.29% and the net interest spread was 2.73% and 3.17% for the three months ended March 31, 1999 and 1998, respectively. The decrease in net interest margin resulted from a smaller increase in net interest income relative to the increase in total average interest-earning assets. There was a decrease in the yield on total interest-earning assets of 0.67% and a decrease of 0.23% in the rate paid on interest-bearing liabilities which resulted in a decrease in net interest spread.

     The increase in net interest income resulted from increases in the loan and securities portfolios. Interest income from loans increased to $2.7 million from $2.6 million for the three months ended March 31, 1999 and 1998, respectively, an increase of $100,000 or 3.8%. The yield in the loan portfolio decreased to 9.55% for the three months ended March 31, 1999, from 9.93% for the three months ended March 31, 1998. Interest income from the securities portfolio increased to $3.6 million for the three months ended March 31, 1999, from $2.8 million for the three months ended March 31, 1998, a $800,000 or 28.6% increase. This was due primarily to a 41.2% increase in average securities held and a yield that decreased to 5.85% for the three months ended March 31, 1999, compared to the same period in 1998. Partially offsetting the interest income growth was an increase in interest expense, which grew to $3.0 million for the three months ended March 31, 1999, compared to $2.4 million for the three months ended March 31, 1998. This increase was the result of strong growth in average deposits, in particular, money market and savings deposits and certificates of deposit.

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

                                                               THREE MONTHS ENDED                     THREE MONTHS ENDED
                                                                 MARCH 31, 1999                         MARCH 31, 1998
                                                     ------------------------------------      ---------------------------------
                                                      AVERAGE        INTEREST      AVERAGE      AVERAGE     INTEREST     AVERAGE
                                                    OUTSTANDING       EARNED/      YIELD/     OUTSTANDING    EARNED/      YIELD/
                                                      BALANCE          PAID         RATE        BALANCE       PAID         RATE
                                                     ---------       --------      ------      ---------     -------     -------
                                                                                   (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
  Loans                                              $ 114,062       $  2,724       9.55%      $ 104,925     $ 2,606       9.93%
  Securities                                           245,365          3,588       5.85         173,810       2,771       6.38
  Federal funds sold and other
    earning assets                                         378              6       7.41           3,570          54       6.05
                                                     ---------       --------                  ---------     -------
      Total interest-earning assets                    359,805          6,318       7.03         282,305       5,431       7.70
Less: allowance for loan losses                          1,193                                       996
                                                     ---------                                 ---------
Total earning assets, net of allowance                 358,612                                   281,309
Nonearning assets                                       24,439                                    20,770
                                                     ---------                                 ---------
      Total Assets                                   $ 383,051                                 $ 302,079
                                                     =========                                 =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing demand deposits                   $  23,712       $     91       1.54%      $  19,907     $    87       1.75%
  Savings and money market
    accounts                                            95,879            830       3.46          76,711         714       3.72
  Certificates of deposit                              141,802          1,852       5.23         113,622       1,576       5.55
  Borrowed funds                                        18,442            238       5.16           2,063          27       5.24
                                                     ---------       --------                  ---------     -------
      Total interest-bearing liabilities               279,835          3,011       4.30         212,303       2,404       4.53
                                                                     --------                                -------
Noninterest-bearing liabilities:
  Noninterest-bearing demand
    deposit                                             67,362                                   55,688
  Other liabilities                                      2,573                                    2,181
                                                     ---------                                ---------
      Total liabilities                                349,770                                  270,172
Stockholders' equity                                    33,281                                   31,907
                                                     ---------                                ---------
      Total liabilities and
        stockholders' equity                         $ 383,051                                $ 302,079
                                                     =========                                =========
Net interest income                                                  $  3,307                                $ 3,027
                                                                     ========                                =======
Net interest spread (1)                                                             2.73%                                  3.17%
Net interest margin (2)                                                             3.68%                                  4.29%

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

     The following table presents for the periods indicated the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase related to higher outstanding balances and the volatility of interest rates:
                                                        THREE MONTHS ENDED
                                                     MARCH 31, 1999 VS. 1998
                                                   ----------------------------
                                                   INCREASE (DECREASE)
                                                         DUE TO
                                                   ------------------
                                                    VOLUME     RATE      TOTAL
                                                   -------    -------    ------
                                                      (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
  Loans                                            $   554    $  (436)   $  118
  Securities                                         2,112     (1,295)      817
  Other earning assets                                 (49)         1       (48)
                                                   -------    -------    ------
    Total increase (decrease) in interest income     2,617     (1,730)      887

INTEREST-BEARING LIABILITIES:
  Interest-bearing demand deposits                      55        (51)        4
  Savings and money market accounts                    366       (250)      116
  Certificates of deposit                              735       (459)      276
  Borrowed funds                                       224        (13)      211
                                                   -------    -------    ------
    Total increase (decrease) in interest expense    1,380       (773)      607
                                                   -------    -------    ------
Increase (decrease) in net interest income         $ 1,237    $  (957)   $  280
                                                   =======    =======    ======

Provisions for Loan Losses

     The provision for loan losses was $150,000 for the three months ended March 31, 1999, and $165,000 for the same period in 1998, a decrease of $15,000 or 9.1%.

Noninterest Income

     Noninterest income for the three months ended March 31, 1999, was $665,000, an increase of $45,000 or 7.3% from $620,000 million in the same period in 1998. The following table presents, for the periods indicated, the major categories of noninterest income:
                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                              ------------------
                                               1999         1998
                                              -----        -----
                                           (DOLLARS IN THOUSANDS)

Service fees                                  $ 565        $ 489
Net realized gains on sale of
  available-for-sale securities                  19           51
Other operating income                           81           80
                                              -----        -----
Total noninterest income                      $ 665        $ 620
                                              =====        =====

     For the three months ended March 31, 1999, service fees on deposit accounts were $565,000 as compared to $489,000 for the same period in 1998, an increase of $76,000 or 15.5%. Deposit accounts grew from 23,881 at March 31, 1998 to 26,668 at March 31, 1999.

Noninterest Expenses

     In the three month period ended March 31, 1999, noninterest expenses increased $300,000 or 14.3% to $2.4 million from the 1998 comparable period. For the three months ended March 31, 1999, the efficiency ratio, calculated by dividing total noninterest expenses (excluding securities gains and losses) by net interest income plus noninterest income increased to 61.0% for the three months ended March 31, 1999, from 59.7% for the three months ended March 31, 1998. This increase was primarily due to an increase in salaries and employee benefits along with other general and administrative expenses.

     Salaries and employee benefit expense and general administrative expenses, for the three months ended March 31, 1999, was $1.7 million, an increase of $300,000 or 21.4% from $1.4 million in the same period of 1998. The increase was due to additional personnel required to accommodate the growth and the opening of a new branch office in Northwest Houston. Total full-time equivalent employees at March 31, 1999, increased to 113 from 99 at March 31, 1998.

     Occupancy expense and equipment maintenance increased to $300,000 for the three-month period ended March 31, 1999, from $262,000 for the three-month period ended March 31, 1998. Major categories included within occupancy expense are building lease expense, depreciation expense, and maintenance expense. Depreciation expense increased to $110,000 for the three-month period March 31, 1999, an increase of $12,000 or 12.1% from $97,000 for the same period in 1998. This increase was primarily due to additional depreciation on new equipment purchases. Maintenance expense for the three-month period ended March 31, 1999, was $76,000, an increase of $16,000 or 26.7% over the same period in 1998.

     Data processing expense for the three-month period ended March 31, 1999, was $220,000, as compared to $226,000 for the same period in 1998, a decrease of $6,000 or 2.7%.

Income Taxes

     The income tax provision includes both federal current and deferred income tax amounts using the statutory rates currently in effect. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense, and the amount of other nondeductible expenses. In the first three months of 1999, income tax expense was $193,000, a decrease of $132,000 or 40.6% from $325,000 of income tax expense for the same period in 1998. The lower income tax expense in the first three months of 1999 compared to the first three months of 1998 is principally due to the increase in nontaxable income and other miscellaneous items. The effective tax rates were 13.7% for the three months ended March 31, 1999, and 25.0% for the three months ended March 31, 1998.

FINANCIAL CONDITION

Loan Portfolio

     Loans, net of unearned interest, were $114.7 million at March 31, 1999, an increase of $3.3 million or 3.0% from $111.4 million at December 31, 1998. At March 31, 1999, loans as a percentage of assets and deposits were 29.1% and 33.7%, respectively.

     The following table summarizes the loan portfolio of the Bank by type of loan as of March 31, 1999 and December 31, 1998:

                                          MARCH 31, 1999     DECEMBER 31, 1998
                                         -----------------   -----------------
                                          AMOUNT   PERCENT    AMOUNT   PERCENT
                                         --------  -------   --------  -------
                                                 (DOLLARS IN THOUSANDS)

     Commercial and industrial           $ 22,714    19.8%   $ 23,836    21.4%
     Real estate:
       Construction and land development   13,167    11.5      11,144    10.0
       1-4 family residential              12,004    10.5      11,161    10.0
       Commercial owner occupied           28,123    24.5      25,760    23.1
       Other                                  272     0.2         643     0.6
     Consumer                              38,413    33.5      38,816    34.9
                                         --------   -----    --------   -----
        Total loans                      $114,693   100.0%   $111,360   100.0%
                                         ========   =====    ========   =====

Nonperforming Assets

     The Bank's conservative lending policies have resulted in strong asset quality. Nonperforming assets were $599,000 at March 31, 1999, compared to $507,000 at December 31, 1998. This resulted in a ratio of nonperforming assets to loans plus other real estate of 0.52% and 0.46% at March 31, 1999, and December 31, 1998, respectively, and a ratio of nonperforming assets to total assets of 0.15% and 0.13% at March 31, 1999 and December 31, 1998, respectively.

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

     The following table presents information regarding nonperforming assets at March 31, 1999 and December 31, 1998:

                                                                    MARCH 31,       DECEMBER 31,
                                                                      1999            1998
                                                                      -----           -----
                                                                      (DOLLARS IN THOUSANDS)
     Nonaccrual loans                                                 $ 232           $ 239
     Accruing loans 90 or more days past due                            171             174
     Restructured loans                                                  37              40
     Other real estate and foreclosed property                          159              54
                                                                      -----           -----
       Total nonperforming assets                                     $ 599           $ 507
                                                                      =====           =====
     Nonperforming assets to total loans and other real estate         0.52%           0.46%
     Nonperforming assets to total assets                              0.15%           0.13%

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

     Management believes that the allowance for loan losses at March 31, 1999, is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that the Bank will not sustain losses in future periods, which could be greater than the size of the allowance at March 31, 1999.

     The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

                                                              THREE MONTHS
                                                                 ENDED        YEAR ENDED
                                                                MARCH 31,     DECEMBER 31,
                                                                  1999           1998
                                                                -------         -------
                                                                 (DOLLARS IN THOUSANDS)
     Allowance for loan losses at beginning of period           $ 1,183         $ 1,009
     Provision for loan losses                                      150             612
     Charge-offs                                                   (187)           (569)
     Recoveries                                                      54             131
                                                                -------         -------
     Allowance for loan losses at end of period                 $ 1,200         $ 1,183
                                                                =======         =======

                                                                MARCH 31,     DECEMBER 31,
                                                                  1999           1998
                                                                -------         -------
     Allowance to period-end loans                                 1.05%           1.06%
     Net charge-offs (recoveries) to average loans                 0.12%            .41%
     Allowance to period-end nonperforming loans                 272.73%         261.15%

Securities

     The Company's securities portfolio as of March 31, 1999, totaled $252.9 million as compared to $244.5 million at December 31, 1998, and $198.2 million at March 31, 1998. The year-to-date increase of $8.4 million or 3.4% is a result of the reinvestment of excess liquidity in U.S. Government and agency and mortgage-backed securities and municipal bonds. The Company is required to classify its debt and equity securities into one of three categories: held-to-maturity, trading or available-for-sale. Investments in debt securities are classified as held-to-maturity and measured at amortized cost in the financial statements only if management has the intent and ability to hold these securities to maturity. Securities that are bought and held principally for the purposes of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Securities not classified as either held-to-maturity or trading are classified as available-for-sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax in a separate components of stockholders' equity until realized. Gains and losses on sales of securities are determined using the specific-identified method.

     As of March 31, 1999, the held-to-maturity portfolio totaled $113.1 million and the available-for-sale portfolio totaled $139.8 million. The net unrealized gain in the available-for-sale portfolio was $1.7 million as of March 31, 1999. The Company tracks but does not record market changes on its held-to-maturity portfolio. At March 31, 1999, the market value of the held-to-maturity portfolio was $112.4 million.

     The following table presents the amortized cost of securities classified as available-for-sale and their approximate fair values at March 31, 1999, and December 31, 1998:

                                                                 MARCH 31, 1999
                                              --------------------------------------------------
                                                               GROSS         GROSS
                                             AMORTIZED      UNREALIZED     UNREALIZED    FAIR
                                                COST            GAIN          LOSS       VALUE
                                              --------         ------        -------    --------
                                                             (DOLLARS IN THOUSANDS)
U.S. Government and agency securities         $ 37,073         $  311        $   (99)   $ 37,285
Mortgage-backed securities                      38,572            147            (91)     38,628
Obligations of state and political
  subdivisions                                  58,474          1,534            (92)     59,916
Other securities                                 3,939              0              0       3,939
                                              --------         ------        -------    --------
Total securities                              $138,058         $1,992        $  (282)   $139,768
                                              ========         ======        =======    ========


                                                              DECEMBER 31, 1998
                                              --------------------------------------------------
                                                               GROSS         GROSS
                                             AMORTIZED      UNREALIZED     UNREALIZED    FAIR
                                                COST            GAIN          LOSS       VALUE
                                              --------         ------        -------    --------
                                                             (DOLLARS IN THOUSANDS)

U.S. Government and agency securities         $ 62,078         $  927        $     0    $ 63,005
Mortgage-backed securities                      42,057            172           (132)     42,097
Obligations of state and political
  subdivisions                                  55,315          1,757            (60)     57,012
Other securities                                 2,682              0              0       2,682
                                              --------         ------        -------    --------
  Total securities                            $162,132         $2,856        $  (192)   $164,796
                                              ========         ======        =======    ========

     The following table presents the amortized cost of securities classified as held-to-maturity and their approximate fair values at March 31, 1999, and
December 31, 1998:
                                                              MARCH 31, 1999
                                              --------------------------------------------------
                                                               GROSS         GROSS
                                             AMORTIZED      UNREALIZED     UNREALIZED    FAIR
                                                COST            GAIN          LOSS       VALUE
                                              --------         ------        -------    --------
                                                             (DOLLARS IN THOUSANDS)

U.S. Government and agency securities         $ 14,649         $   17        $  (113)   $ 14,553
Mortgage-backed securities                      98,444            200           (829)     97,815
                                              --------         ------        -------    --------
  Total securities                            $113,093         $  217        $  (942)   $112,368
                                              ========         ======        =======    ========

                                                              DECEMBER 31, 1998
                                              --------------------------------------------------
                                                               GROSS         GROSS
                                             AMORTIZED      UNREALIZED     UNREALIZED    FAIR
                                                COST            GAIN          LOSS       VALUE
                                              --------         ------        -------    --------
                                                             (DOLLARS IN THOUSANDS)
U.S. Government and agency securities         $  9,734         $   44        $   (30)   $  9,748
Mortgage-backed securities                      69,994            188           (215)     69,967
                                              --------         ------        -------    --------
  Total securities                            $ 79,728         $  232        $  (245)   $ 79,715
                                              ========         ======        =======    ========

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

Deposits

     Total deposits as of March 31, 1999, were $340.5 million, as compared to $273.2 million at March 31, 1998, an increase of $67.3 million or 24.6%, resulting from growth in same location deposits, combined with the additional deposits of the branch offices. When compared to total deposits of $330.9 million on December 31, 1998, the amount at March 31, 1999, represents a year-to-date increase of $9.6 million, as the strong deposit growth experienced in 1998 continued through the first three months of 1999.

     Non-interest bearing demand deposits at March 31, 1999, were $70.3 million, as compared to $57.3 million at March 31, 1998, an increase of $13.0 million or 22.7%. When compared to non-interest bearing demand deposits of $72.7 million on December 31, 1998, the March 31, 1999, amount represents a year-to-date decrease of $2.4 million. The percentage of non-interest bearing deposits to total deposits as of March 31, 1999, continued strong at 20.6%.

     The Bank offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of demand, savings, NOW accounts, money market, and time accounts. The Bank relies primarily on advertising, competitive pricing policies, and customer service to attract and retain these deposits. As of March 31, 1999, the Bank had no deposits classified as brokered funds. Deposits provide generally all the funding for the Bank's lending and investment activities and the interest paid for deposits must be managed carefully to control the level of interest expense.

     The Bank's ratios of average non-interest bearing deposits to average total deposits at March 31, 1999, and December 31, 1998, were 20.5%, and 21.4%, respectively. The daily average balances and weighted average rates paid on deposits for the three month period ended March 31, 1999 and the year ended December 31, 1998, are presented below:

                                           THREE MONTHS ENDED         YEAR ENDED
                                            MARCH 31, 1999         DECEMBER 31, 1998
                                          -------------------      ------------------
                                           AMOUNT       RATE        AMOUNT      RATE
                                          --------      -----      --------     -----
                                                     (DOLLARS IN THOUSANDS)
     NOW accounts                         $ 23,712       1.54%     $ 21,005      1.71%
     Regular savings                         7,682       1.93         7,429      2.18
     Money Market                           88,197       3.59        75,497      3.93
     CDs less than $100,000                 81,028       5.19        70,862      5.50
     CDs $100,000 and over                  39,500       5.19        35,103      5.59
     IRAs & QRPs                            21,274       5.38        19,918      5.67
                                          --------      -----      --------     -----
       Total interest-bearing deposits     261,393       4.24       229,814      4.49

     Noninterest-bearing deposits           67,362          0        62,446         0
                                          --------      -----      --------     -----
     Total deposits                       $328,755       3.37%     $292,260      3.58%
                                          ========      =====      ========     =====

     The following table sets forth the maturity and repricing of the Bank's certificates of deposit that are $100,000 or greater at March 31, 1999, and December 31, 1998:

                                  MARCH 31,     DECEMBER 31,
                                    1999           1998
                                   -------        -------
                                  (DOLLARS IN THOUSANDS)

3 months or less                   $14,598        $10,462
Between 3 months and 1 year         21,162         25,520
Over 1 year                          5,756          6,126
                                   -------        -------
Total CDs $100,000 and over        $41,516        $42,108
                                   =======        =======

Borrowings

     Other borrowings generally represent borrowings from the FHLB with maturities ranging from one to thirty days. Information relating to these borrowings as of March 31, 1999, is summarized as follows:

                                        MARCH 31,       DECEMBER 31,
                                          1999             1998
                                         -------          -------
                                        (DOLLARS IN THOUSANDS)

Other borrowings:
  Average                                 $18,442         $11,086
  Period-end                               18,000          11,100
Maximum month-end balance during period
  (all FHLB borrowings)                    29,750          21,669
Interest rate:
  Average                                    5.16%           5.40%
  Period-end (weighted average)              5.29%           5.38%


     At period ending March 31, 1999, the Bank had two separate borrowing programs in effect. The Bank borrowed $8.0 million with a 10 year stated maturity and a 5 year lockout. Those borrowings consist of $6.1 million at 5.19% and $1.9 million at 5.24%. Also, the Bank borrowed $10,000,000 that had a five-year stated maturity with a two-year lockout. Those borrowings consist of $5,000,000 at 5.335% and $5,000,000 at 5.385%.

Interest Rate Sensitivity

     The Company analyzes its interest rate risk position by use of a simulation model and shock analysis. As of March 31, 1999, the simulation model indicates that, in the event of a 200 basis point increase in underlying market interest rates, the Company's net interest income would decrease 10.7%. Correspondingly, in the event of a 200 basis point decrease in market interest rates, the Company's net interest income would increase by 9.9%. The results of this "rate shock test", which assumes a parallel shift in the yield curve, indicate that the present mix of interest earning assets and interest-bearing liabilities should provide reasonable protection from changes in interest rates. However, because the Company maintains a significant percentage of its assets in investment securities and a significant portion of its investment securities consist of fixed rate securities rather than adjustable rate securities, a rapid increase or decrease in interest rates could have a greater adverse effect on the Company's net interest margin and results of operation. The simulation model also provides a detailed interest rate sensitivity gap ("GAP") analysis, which the Company uses as a secondary source in analyzing its asset/liability mix. At March 31, 1999, the GAP measurement of interest rate sensitive assets minus interest rate sensitive liabilities divided by total assets indicates a cumulative negative GAP of 28.2% through one year and a cumulative positive GAP of 6.3% for all periods. The Company seeks to maintain the cumulative GAP to total assets within 35% for one year.

     The Company's Investment-Asset/Liability Committee has adopted specific investment policies directed at reducing the length of maturity of securities that it purchases and shifting a portion of the securities portfolio to adjustable rate securities.

Capital Resources and Liquidity

     Stockholders' equity decreased to $32.5 million at March 31, 1999, from $33.4 million at December 31, 1998, a decrease of $900,000 or 2.7%. This decrease was attributable to $1.2 million in earnings offset by a net unrealized loss on securities of $600,000 and payment of dividends of $1.5 million, which included a regular quarterly dividend of $0.10 per share along with a special dividend for $0.20 per share.

     Liquidity involves the Company's ability to raise funds through asset growth and reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements, and to operate the Company on an ongoing basis. During the three months ended March 31, 1999, the Company's liquidity needs have primarily been met by growth in deposits, as previously discussed. The cash position was further supplemented by the amortization of the securities and loan portfolios. Additionally, access to borrowed funds from the FHLB were utilized to take advantage of investment opportunities.

     FHLB advances may be utilized from time to time as either a short-term funding source or a long-term funding source. FHLB advances can be particularly attractive as a long-term funding source to balance interest rate sensitivity and reduce interest rate risk. These borrowing programs are available as either a short-term financing arrangement (usually with maturities ranging from 1-35 days) or as a long-term financing arrangement. Under either of these two arrangements, the Company is required to hold a certain amount of FHLB stock. Generally, FHLB borrowings are limited to a maximum of 75% of the Company's 1-4 family mortgage loans before specific collateral is required. A secondary source of collateral is the delivery of eligible securities. At March 31, 1999, the Company had approximately $159.2 million in eligible securities maintained in safekeeping at the FHLB. In addition, the Company may deliver other collateral which includes credit card and installment loans and are usually assigned a loan-to-value ratio of approximately 90%. With regards to the above, total advances are limited to 50% of assets or total eligible collateral, whichever is less. At March 31, 1999, the Company had total potential borrowings (without purchasing addition stock) of $20.5 million.

     The Bank's risk-based capital ratios remain above the levels designated as "well capitalized". At March 31, 1999, the Bank's tier 1 capital to assets, tier 1 risk-based capital, and tier 1 leverage ratios were 7.96%, 20.11% and 8.20%, respectively.

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

     The Company began significant testing of programs in October 1998. The Company currently expects to incur approximately $100,000 in programming and equipment costs in connection with the Year 2000 project which is being funded through operating cash flows, will be expensed or capitalized as incurred during 1999, and is not expected to have any material adverse effect on the Company's results of operations.

     The Company is also reviewing its loan portfolio and deposit base to assess Year 2000 compliance by its significant borrowers and depositors.

     The Company's Year 2000 readiness project costs include the estimated costs and time associated with the impact of the Company's primary third party data processing vendor's Year 2000 issues and are based on presently available information. The costs associated with the Year 2000 readiness project and the date on which the Company plans to complete the project are based on management's best estimates, which were derived using assumptions of future events including the availability of certain resources, third party vendors Year 2000 plans, and other factors. There is no assurance that the Company's estimates will be realized and actual results could differ materially. Specific factors that might cause such a material difference include the availability and cost of trained programming personnel and the ability to locate and correct all relevant computer code. In addition, there can be no assurance that the systems and applications of other companies on which the Company's systems and applications rely will be timely converted, that a failure to convert by another company, or that a conversion that is incompatible with the Company's systems and applications would not have a material adverse impact on the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company's primary market risk exposure is interest rate risk. For information regarding the interest rate risk exposure of the Company's financial instruments, see "Management's Discussion and Analysis of Financial Condition and Results of Operation - Interest Rate Sensitivity" on page 19. The Company's financial instruments generally are not subject to market risks associated with foreign currency exchange rate risk, commodity price risk, or other market risks or price risks (such as equity price risk). The Company did not use derivative financial instruments (such as futures, forwards, swaps, options, and other financial instruments with similar characteristics) to manage its interest rate risk during the quarter ended March 31, 1999.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     The Bank is a party to miscellaneous legal proceedings, which arose in the ordinary course of business. While the outcome of these claims cannot be predicated with certainty, management believes that the ultimate resolution of these matters will not have a material adverse impact on the Company's financial condition or results of operation.

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


                             CNBT BANCSHARES, INC.
                                 (Registrant)


By /s/ B. RALPH WILLIAMS                        May 5, 1999
   ---------------------------------------      ----------------------
   B. Ralph Williams, President and Chief       Date
   Executive Officer


By /s/ RANDALL W. DOBBS                         May 5, 1999
   ---------------------------------------      ----------------------
   Randall W. Dobbs, Executive Vice             Date
   President/Cashier and Chief Operations
   Officer