Form 10-K405/A
period 1998-12-31
CNBT BANCSHARES INC
filed 1999-05-19
CIK 1058995

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

        [x]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

        [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    X
             ----

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

                                                                QUARTER ENDED 1998
                                             -------------------------------------------------------
                                                DECEMBER 31       SEPTEMBER 30   JUNE 30   MARCH 31
                                             ------------------   ------------   -------   --------
                                                             (DOLLARS IN THOUSANDS)
Interest income...........................               $6,285         $6,226    $5,835     $5,431
Interest expense..........................                2,964          2,977     2,723      2,404
                                                         ------         ------    ------     ------
Net interest income.......................                3,321          3,249     3,112      3,027
Provision for loan losses.................                  180            100       167        165
                                                         ------         ------    ------     ------
Net interest income after provision for
  loan losses.............................                3,141          3,149     2,945      2,862
Non-interest income.......................                  631            805       806        620
Non-interest expense......................                2,478          2,377     2,350      2,147
                                                         ------         ------    ------     ------
Income before income taxes................                1,294          1,577     1,401      1,335
Applicable income taxes...................                   44            407       346        325
                                                         ------         ------    ------     ------
Net income................................               $1,250         $1,170    $1,055     $1,010
                                                         ======         ======    ======     ======

Earnings per share:
 Basic....................................               $ 0.25         $ 0.23    $ 0.21     $ 0.20
 Fully diluted............................                 0.25           0.23      0.20       0.20


                                                                  QUARTER ENDED 1997
                                                  -------------------------------------------------
                                                   DECEMBER 31    SEPTEMBER 30   JUNE 30   MARCH 31
                                                  ------------    ------------   -------   --------
                                                                 (DOLLARS IN THOUSANDS)

Interest income...........................               $5,385         $5,059    $4,837     $4,660
Interest expense..........................                2,318          2,395     2,250      2,112
                                                         ------         ------    ------     ------
Net interest income.......................                3,067          2,664     2,587      2,548
Provision for loan losses.................                  370            180       167        160
                                                         ------         ------    ------     ------
Net interest income after provision for
  loan losses.............................                2,697          2,484     2,420      2,388
Non-interest income.......................                  701            703       563        540
Non-interest expense......................                2,092          1,916     1,868      1,768
                                                         ------         ------    ------     ------
Income before income taxes................                1,306          1,271     1,115      1,160
Applicable income taxes...................                  192            358       308        296
                                                         ------         ------    ------     ------
Net income................................               $1,114         $  913    $  807     $  864
                                                         ======         ======    ======     ======

Earnings per share:
 Basic....................................               $ 0.22         $ 0.23    $ 0.21     $ 0.22
 Fully diluted............................                 0.22           0.23      0.20       0.22


The other information required by this title is contained in the financial statements and schedules set forth in Item 14(a) under the captions "Consolidated Financial Statements" and "Financial Statement Schedules" as a part of this report.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 1999.

                                     CITIZENS NATIONAL BANK OF TEXAS

                                     By:  /s/ B. Ralph Williams
                                        ---------------------------------
                                         B. Ralph Williams, President
                                         and Chief Executive Officer