Form 10-Q
period 1999-06-30
CNBT BANCSHARES INC
filed 1999-08-05
CIK 1058995

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(MARK ONE)

     [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter ended June 30, 1999

     [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the transition period ___ to ___

                       Commission File Number  000-24553

                             CNBT BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

               TEXAS                                  76-0575815
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

                                Yes [X]  No [ ]

At July 30, 1999, 4,911,117 shares of CNBT Bancshares, Inc., common stock, $1.00 par value, were outstanding.

                             CNBT BANCSHARES, INC.

                                     INDEX

                                                            Page
                                                            ----
PART I.  FINANCIAL INFORMATION

       Item 1. Financial Statements

          Consolidated Balance Sheets at June 30, 1999
           and 1998 and at December 31, 1998...............    3

          Consolidated Statements of Income for the Three
           Months Ended June 30, 1999 and 1998 and
           the Six Months Ended June 30, 1999 and 1998.....    4

          Consolidated Statements of Comprehensive Income
           for the Three Months Ended June 30, 1999 and
           1998 and the Six Months Ended June 30, 1999
           and 1998........................................    5

          Consolidated Statements of Stockholders' Equity
           for the Year Ended December 31, 1998 and
           for the Six Months Ended June 30, 1999..........    6

          Consolidated Statements of Cash Flows for the Six
           Months Ended June 30, 1999 and 1998.............    7

          Notes to Interim Consolidated Financial
           Statements......................................    8

  Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations

          Overview.........................................   10

          Results of Operations............................   10

          Financial Condition..............................   13

  Item 3. Quantitative and Qualitative Disclosures About
           Market Risk.....................................   20

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings................................   21

  Item 4. Submission of Matters to a Vote of Security
           Holders.........................................   21

  Item 6. Exhibits and Reports on Form 8-K.................   21

SIGNATURES..................................................  22

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                     CNBT BANCSHARES, INC AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except per share amounts)

                                                                              June 30,                December 31,
                                                                  ------------------------------     --------------
                                                                       1999             1998              1998
                                                                  --------------    -------------    --------------
                                                                             (Unaudited)
ASSETS
   Cash and due from banks....................................       $ 11,108         $ 12,355          $ 13,070
   Due from banks - interest bearing overnight funds..........            684               56               224
   Investment securities available-for-sale...................        130,206          109,131           164,796
   Investment securities held-to-maturity (approximate
     market value of $115,710 and $108,082 at June 30,
     1999 and 1998, respectively (unaudited), and
     $79,715 at December 31, 1998)............................        118,980          107,247            79,728
   Loans, net.................................................        119,145          108,139           110,177
   Bank premises and equipment, net...........................          6,543            5,862             5,913
   Deferred income taxes receivable...........................            681               -                 -
   Other assets...............................................          3,861            3,823             4,022
                                                                     --------         --------          --------
TOTAL ASSETS..................................................       $391,208         $346,613          $377,930
                                                                     ========         ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Deposits
     Demand...................................................       $ 73,927         $ 66,214          $ 72,738
     NOW Accounts.............................................         22,736           20,551            24,020
     Savings..................................................          8,533            7,720             7,620
     Money market.............................................         93,057           75,379            85,018
     Time, $100,000 and over..................................         42,872           41,174            42,108
     Other time...............................................         99,023           87,597            99,413
                                                                     --------         --------          --------
       TOTAL DEPOSITS.........................................        340,148          298,635           330,917
   Other borrowed funds.......................................         18,000           13,000            11,100
   Accrued interest and other liabilities.....................          1,922            1,682             1,689
   Federal income taxes payable...............................             41              222                -
   Deferred income taxes payable..............................             -               425               838
                                                                     --------         --------          --------
       TOTAL LIABILITIES......................................        360,111          313,964           344,544
COMMITMENTS AND CONTINGENT LIABILITIES........................
STOCKHOLDERS' EQUITY
 Common stock, $1.00 par value at June 30, 1999 and December
     31, 1998, $2.03 par value at June 30, 1998,
     respectively;  30,000,000 shares authorized, 5,069,217
     shares issued and 4,911,117 shares outstanding at June
     30, 1999 (unaudited), 5,065,601 shares issued and
     outstanding at June 30, 1998 (unaudited), 5,065,601
     shares issued and 4,910,201 shares outstanding at
     December 31, 1998........................................          5,069           10,285             5,065
   Surplus....................................................         21,905           16,679            21,899
   Retained earnings..........................................          6,740            4,791             6,264
   Accumulated other comprehensive income; net unrealized
     gains (losses) on available-for-sale securities, net of
     deferred income taxes (benefit) of $(530), $461 and
     $838 at June 30, 1999 and 1998 (unaudited), and
     December 31, 1998, respectively..........................         (1,029)             894             1,719
                                                                     --------         --------          --------
                                                                       32,685           32,649            34,947
   Less: treasury stock at cost; 158,100 shares at June 30,
     1999 (unaudited), 155,400 shares at December 31, 1998....         (1,588)             -              (1,561)
                                                                     --------         --------          --------

       TOTAL STOCKHOLDERS' EQUITY.............................         31,097           32,649            33,386
                                                                     --------         --------          --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................       $391,208         $346,613          $377,930
                                                                     ========         ========          ========

     See accompanying notes to interim consolidated financial statements.

                 CITIZENS NATIONAL BANK OF TEXAS AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                          Three Months Ended     Six Months Ended
                                                                June 30,             June 30,
                                                           -----------------     ----------------
                                                            1999       1998       1999      1998
                                                           ------     ------     ------    ------
INTEREST INCOME
 Interest and fees on loans.................               $2,799     $2,670    $ 5,523   $ 5,276
 Interest on investment securities:
  Taxable...................................                2,967      2,457      5,835     4,605
  Nontaxable................................                  766        708      1,492     1,385
                                                           ------     ------    -------   -------
Total interest on investment securities.....                3,733      3,165      7,327     5,990
                                                           ------     ------    -------   -------
  TOTAL INTEREST INCOME.....................                6,532      5,835     12,850    11,266

INTEREST EXPENSE
 Interest on deposits and FHLB borrowings...                3,083      2,723      6,094     5,127
                                                           ------     ------    -------   -------
  Net interest income.......................                3,449      3,112      6,756     6,139

PROVISION FOR LOAN LOSSES...................                  150        167        300       332
                                                           ------     ------    -------   -------
 Net interest income after provision
     for loan losses........................                3,299      2,945      6,456     5,807

OTHER INCOME
 Service fees...............................                  588        491      1,153       980
 Net realized gains (losses) on sale of
  available-for-sale securities.............                    7         (1)        26        50
 Other operating income.....................                   94        316        175       396
                                                           ------     ------    -------   -------
  TOTAL OTHER INCOME........................                  689        806      1,354     1,426

OTHER EXPENSES
 Salaries and employee benefits.............                1,334      1,200      2,655     2,300
 General and administrative.................                  317        356        658       686
 Data processing............................                  238        225        458       451
 FDIC assessments...........................                    9          7         18        15
 Occupancy expenses, net....................                  158        141        306       275
 Equipment maintenance......................                  140        154        292       282
 Postage and printing fees..................                  128        125        220       225
 Professional fees..........................                  142        142        270       263
                                                           ------     ------    -------   -------
  TOTAL OTHER EXPENSES......................                2,466      2,350      4,877     4,497
                                                           ------     ------    -------   -------
INCOME BEFORE FEDERAL INCOME
  TAXES.....................................                1,522      1,401      2,933     2,736

 Applicable federal income taxes............                  300        346        493       671
                                                           ------     ------    -------   -------
NET INCOME..................................               $1,222     $1,055    $ 2,440   $ 2,065
                                                           ======     ======    =======   =======
 Earnings per common share:
  Basic Earnings Per Share..................               $  .25     $  .21    $   .50   $   .41
                                                           ======     ======    =======   =======
  Fully Diluted Earnings Per Share..........               $  .24     $  .20    $   .49   $   .40
                                                           ======     ======    =======   =======


      See accompanying notes to interim consolidated financial statements.

                 CITIZENS NATIONAL BANK OF TEXAS AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                 Three Months Ended      Six Months Ended
                                                                       June 30,              June 30,
                                                                 ------------------      ----------------
                                                                  1999        1998        1999      1998
                                                                 ------      ------      ------    ------
                                                                              (Unaudited)
Net income........................................              $ 1,222     $ 1,055    $ 2,440    $2,065

Other comprehensive income (loss), net of tax:
 Unrealized gains (losses) on securities:
 Unrealized holding gains (losses) arising
  during period...................................               (2,119)         93     (2,731)     (185)
 Less:  reclassification adjustment for (gains)
  losses included in net income...................                   (5)          0        (17)      (33)
                                                                -------     -------    -------    ------
                                                                 (2,124)         93     (2,748)     (218)
                                                                -------     -------    -------    ------
Comprehensive income (loss).......................              $  (902)    $ 1,148    $  (308)   $1,847
                                                                =======     =======    =======    ======




      See accompanying notes to interim consolidated financial statements.

                     CNBT BANCSHARES, INC AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                                                Accumulated
                                               Common Stock                                        Other
                                            ------------------                                    Compre-
                                                         Par       Treasury            Retained   hensive
                                            Shares      Values      Stock     Surplus  Earnings   Surplus     Total
                                            ------      ------     ---------  -------  -------- ------------  -----
BALANCE, DECEMBER 31, 1997..............   5,044,181    $10,242    $     0    $16,656   $ 3,637    $ 1,112    $31,647
 Proceeds from exercise of stock
  options...............................      21,420         43          0         23         0          0         66
 Cash dividends per share...............           0          0          0          0    (1,858)         0     (1,858)
 Re-purchase stock......................    (155,400)         0     (1,561)         0         0          0     (1,561)
 Par value change.......................           0     (5,220)         0      5,220         0          0          0
 Comprehensive income:
  Unrealized gain on investment
  securities available-for-sale, net
  of deferred income taxes of $312......           0          0          0          0         0        607        607
  Net income............................           0          0          0          0     4,485          0      4,485
                                           ---------    -------    -------    -------   -------    -------    -------
 Total comprehensive income ............       5,902
                                           ---------

BALANCE, DECEMBER 31, 1998..............   4,910,201    $ 5,065    $(1,561)   $21,899   $ 6,264    $ 1,719    $33,386

 Proceeds from exercise of stock
  options (unaudited)...................       3,616          4          0          6         0          0         10
 Cash dividends (unaudited).............           0          0          0          0    (1,964)         0     (1,964)
 Re-purchase stock (unaudited)..........      (2,700)         0        (27)         0         0          0        (27)
 Comprehensive income:
  Unrealized loss on investment
  securities available-for-sale, net
  of deferred income tax benefit of
  $1,416 (unaudited)....................           0          0          0          0         0     (2,748)    (2,748)
  Net income (unaudited)................           0          0          0          0     2,440          0      2,440
                                           ---------    -------    -------    -------   -------    -------    -------
 Total comprehensive loss (unaudited)...                                                                         (308)
                                                                                                              -------
BALANCE, JUNE 30, 1999
 (UNAUDITED)............................   4,911,117    $ 5,069    $(1,588)   $21,905   $ 6,740    $(1,029)   $31,097
                                           =========    =======    =======    =======   =======    =======    =======




      See accompanying notes to interim consolidated financial statements.

                     CNBT BANCSHARES, INC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                   Six Months Ended
                                                                       June 30,
                                                                   ----------------
                                                                    1999      1998
                                                                   ------    ------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income..................................................   $  2,440    $  2,065
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation..............................................        224         204
    Premium amortization net of discount accretion............        229         (56)
    Provision for loan losses.................................        300         332
    Net realized gain on available-for-sale
     securities...............................................        (16)        (50)
    Loss on disposal of bank premises and equipment
      and other assets........................................         16          69
    Provision (benefit) for deferred taxes....................       (103)          3
  Changes in assets and liabilities:
    Accrued interest receivable...............................        246        (310)
    Other assets..............................................       (121)       (275)
    Accrued expenses..........................................        289         208
    Accrued interest payable..................................        (56)         48
    Federal income taxes payable/receivable...................         55         187
                                                                 --------    --------
   NET CASH PROVIDED BY OPERATING
    ACTIVITIES................................................      3,503       2,425

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of available-for-sale securities..................    (13,939)    (31,809)
  Proceeds from sales of available-for-sale securities........     37,673      11,800
  Proceeds from maturities of available-for-sale securities...      6,586       3,617
  Purchases of held-to-maturity securities....................    (50,463)    (48,564)
  Proceeds from maturities of held-to-maturity securities.....     11,104      18,185
  Loans originated, net of principal collected................     (9,615)     (6,750)
  Proceeds from sales of other real estate and repossessed
   assets.....................................................        353          87
  Cash paid for bank premises and equipment...................       (854)       (682)
                                                                 --------    --------
   NET CASH USED IN INVESTING ACTIVITIES......................    (19,155)    (54,116)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits, NOW,
   savings, and money market accounts.........................      8,857      19,339
  Proceeds from sales of time deposits, net of payments
   for maturing time deposits.................................        374      18,389
  Net increase in other borrowed funds........................      6,900      13,000
  Proceeds from exercise of stock options.....................         10          66
  Purchase of common stock....................................        (27)          0
  Dividends paid..............................................     (1,964)     (1,968)
                                                                 --------    --------
   NET CASH PROVIDED BY FINANCING ACTIVITIES..................     14,150      48,826
                                                                 --------    --------
NET DECREASE IN CASH AND CASH EQUIVALENTS.....................     (1,502)     (2,865)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..............     13,294      15,276
                                                                 --------    --------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD...................   $ 11,792    $ 12,411
                                                                 ========    ========


      See accompanying notes to interim consolidated financial statements.

                     CNBT BANCSHARES, INC AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(1)  Basis of Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the periods ending June 30, 1999 and 1998 are not necessarily indicative of the annual results.

   For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year-ended December 31, 1998, of CNBT Bancshares, Inc. (the "Company") as filed with the Securities and Exchange Commission.

(2)  Earnings Per Common Share

  Earnings per common share was computed based on the following (in thousands, except per share amounts):

                                                    Three Months Ended           Six Months Ended
                                                         June 30,                    June 30,
                                                -----------------------     ------------------------
                                                   1999         1998          1999            1998
                                                ----------   ----------     ---------       --------
                                                                    (Unaudited)
Net income...................................   $    1,222   $    1,055    $    2,440     $    2,065

 Divided by weighted average common
     shares and common share equivalents:
        Weighted average common shares.......    4,911,117    5,061,778     4,910,570      5,054,023
        Weighted average common share
          equivalents........................       69,989       92,728        62,978         97,065
                                                ----------   ----------    ----------     ----------
 Total average common shares and
     common share equivalents................    4,981,106    5,154,506     4,973,548      5,151,088
                                                ==========   ==========    ==========     ==========
 Earnings per common share - Basic...........   $     0.25   $     0.21    $     0.50     $     0.41
                                                ==========   ==========    ==========     ==========
 Earnings per common share - Fully Diluted...   $     0.24   $     0.20    $     0.49     $     0.40
                                                ==========   ==========    ==========     ==========

(3)  Common Stock

   The Board of Directors declared cash dividends to be payable to stockholders of record for the quarters ending March 30, 1998, June 30, 1998 and September 30, 1998 of $0.09 per share. A cash dividend of $0.10 was declared payable to stockholders of record at December 31, 1998, March 30, 1999 and June 30, 1999. Also, a special dividend for $0.20 per share was declared at March 30, 1999 in addition to the regular quarterly dividend.

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

   As of June 30, 1999, an additional 51,314 shares of common stock were issuable (without regard to vesting restrictions) upon exercise of outstanding employee stock options under the 1992, 1994, 1995, 1997, and 1998 Stock Option Plans.

(4)  Comprehensive Income

   Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by owners (changes in paid in capital) and distributions to owners (dividends). For the three and six month periods ending June 30, 1999 and 1998, unrealized holding gain (losses) on debt and equity securities available-for-sale is the only other comprehensive income component. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three and six months ending June 30, 1999 and 1998:

                                                                    Three Months Ended
                                        ---------------------------------------------------------------------
                                                     June 30, 1999                     June 30, 1998
                                        ------------------------------------   ------------------------------
                                                        Tax           Net                   Tax        Net
                                                      Expense       of Tax                 Expense    of Tax
                                         Pretax      (Benefit)      Amount      Pretax    (Benefit)   Amount
                                        --------    -----------    ---------   --------   ---------   -------
Net unrealized gain (loss) on
 securities available-for-sale.......   $ (3,211)   $     1,092    $ (2,119)   $   141    $    (48)   $   93

Less:  reclassification adjustment
 for net (gain) loss realized in
 net income..........................         (7)              2         (5)         0           0         0
                                        --------    ------------   --------    -------    --------    ------

Other comprehensive income (loss)....   $ (3,218)   $      1,094   $ (2,124)   $   141    $    (48)   $   93
                                        ========    ============   ========    =======    ========    ======

                                                                  Six Months Ended
                                        -----------------------------------------------------------------------
                                                     June 30, 1999                      June 30, 1998
                                        -------------------------------------  --------------------------------
                                                        Tax           Net                   Tax        Net
                                                      Expense       of Tax                 Expense    of Tax
                                         Pretax      (Benefit)      Amount      Pretax    (Benefit)   Amount
                                        --------    -----------    ---------   --------   ---------   -------
Net unrealized gain (loss) on
 securities available-for-sale.......   $ (4,138)   $      1,407   $ (2,731)   $  (280)   $     95    $ (185)

Less:  reclassification adjustment
 for net (gain) loss realized in
 net income..........................        (26)              9        (17)       (50)         17       (33)
                                        --------    ------------   --------    -------    --------    ------
Other comprehensive income (loss)....   $ (4,164)   $      1,416   $ (2,748)   $  (330)   $    112    $ (218)
                                        ========    ============   ========    =======    ========    ======

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

   For the six months ended June 30, 1999, the Company had net income of $2.4 million, an increase of $300,000 or 14.29% from the same period in 1998. This earnings growth was due primarily to an increase in net interest income, which resulted from strong loan growth and a substantial increase in the securities portfolio. Net income per share, basic and fully diluted, increased to $0.50 and $0.49, respectively, for the six months ended June 30, 1999, from $0.41 and $0.40 for the same time period in 1998. The Company's annualized return on average assets was 1.26% and the annualized return on average common equity was 14.82% for the six months ended June 30, 1999, compared to 1.31% and 12.90% for the same time period in 1998.

   Total assets increased to $391.2 million at June 30, 1999, from $346.6 million at June 30, 1998, an increase of $44.6 million or 12.87%, and from $377.9 million at December 31, 1998, an increase of $13.3 million or 3.52%. The increase was due primarily to an increase in the deposits. Deposits increased to $340.1 million at June 30, 1999, from $298.6 million at June 30, 1998, an increase of $41.5 million or 13.9%, and from $330.9 million at December 31, 1998, an increase of $9.2 million or 2.78%. Total stockholders' equity was $31.1 million at June 30, 1999, representing a decrease of $1.5 million or 4.6% over total stockholders' equity of $32.6 million at June 30, 1998, and a decrease of $2.3 million or 6.89% over stockholders' equity of $33.4 million at December 31, 1998. The decrease in stockholders' equity is attributable to a special cash dividend of $0.20 per share (an aggregate dividend of $2.0 million) in addition to the regular quarterly dividends and a decrease in unrealized gain/losses on investment securities.

RESULTS OF OPERATIONS

   Management believes that the explanations for the six months ended June 30, 1999 adequately explain the results for the three months then ended.

 Net Interest Income

   Net interest income for the six months ended June 30, 1999, was $6.8 million, an increase of $700,000 or 11.48% from $6.1 million for the six months ended June 30, 1998. The Company's net interest margin was 3.70% and 4.14% and the net interest spread was 2.73% and 3.02% for the six months ended June 30, 1999 and 1998, respectively. The decrease in net interest margin resulted from a smaller increase in net interest income relative to the increase in total average interest-earning assets. There was a decrease in the yield on total interest-earning assets of 0.57% compared to a decrease of 0.28% in the rate paid on interest-bearing liabilities which resulted in a decrease in net interest spread.

   The increase in net interest income resulted from increases in the loan and securities portfolios. Interest income from loans increased to $5.5 million from $5.3 million for the six months ended June 30, 1999 and 1998, respectively, an increase of $200,000 or 3.77%. The yield in the loan portfolio decreased to 9.55% for the six months ended June 30, 1999, from 9.92% for the six months ended June 30, 1998. Interest income from the securities portfolio increased to $7.3 million for the six months ended June 30, 1999, from $6.0 million for the six months ended June 30, 1998, a $1.3 million or 21.67% increase. This was due primarily to a 32.21% increase in average securities held that was offset by a decrease in yield from 6.30% to 5.87% for the six months ended June 30, 1999, compared to the same period in 1998. Partially offsetting the interest income growth was an increase in interest expense, which grew to $6.1 million for the six months ended June 30, 1999, compared to $5.1 million for the six months ended June 30, 1998. This increase was the result of strong growth in average deposits, in particular, money market and savings deposits and certificates of deposit.

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

                                                       Six Months Ended                      Six Months Ended
                                                        June 30, 1999                         June 30, 1998
                                                ----------------------------------  -----------------------------------
                                                  Average     Interest   Average       Average      Interest   Average
                                                Outstanding   Earned/     Yield/     Outstanding    Earned/     Yield/
                                                  Balance       Paid       Rate        Balance        Paid       Rate
                                                -----------   --------   --------   -------------   --------   --------
                                                                        (Dollars in thousands)
ASSETS
Interest-earning assets:
   Loans.....................................      $115,628    $ 5,523      9.55%        $106,338    $ 5,276      9.92%
   Securities................................       248,490      7,288      5.87          187,950      5,924      6.30
   Federal funds sold and other
       earning assets........................         1,210         39      6.45            2,011         66      6.56
                                                   --------    -------                   --------    -------
        Total interest-earning assets........       365,328     12,850      7.03          296,299     11,266      7.60
Less:  allowance for loan losses.............         1,203                                 1,022
                                                   --------                              --------
Total earning assets, net of allowance.......       364,125                               295,277
Nonearning assets............................        24,150                                21,062
                                                   --------                              --------
        Total Assets.........................      $388,275                              $316,339
                                                   ========                              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
   Interest-bearing demand deposits..........      $ 23,553    $   182      1.55%        $ 20,322    $   178      1.75%
   Savings and money market accounts.........        98,263      1,710      3.48           78,457      1,478      3.77
   Certificates of deposit...................       142,398      3,695      5.19          116,874      3,254      5.57
   Borrowed funds............................        19,337        507      5.24            8,051        217      5.39
                                                   --------    -------                   --------    -------
        Total interest-bearing liabilities...       283,551      6,094      4.30          223,704      5,127      4.58
                                                               -------                               -------
Noninterest-bearing liabilities:
   Noninterest-bearing demand deposit........        69,409                                58,406
   Other liabilities.........................         2,387                                 2,217
                                                   --------                              --------
        Total liabilities....................       355,347                               284,327
Stockholders' equity.........................        32,928                                32,012
                                                   --------                              --------
        Total liabilities and
          stockholders' equity...............      $388,275                              $316,339
                                                   ========                              ========
Net interest income..........................                  $ 6,756                               $ 6,139
                                                               =======                               =======
Net interest spread (1)......................                               2.73%                                 3.02%
Net interest margin (2)......................                               3.70%                                 4.14%

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

   The following table presents for the periods indicated the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase related to higher outstanding balances and the volatility of interest rates:

                                                               Six Months Ended
                                                             June 30, 1999 vs. 1998
                                                    ----------------------------------------
                                                      Increase (Decrease)
                                                            Due to
                                                    ------------------------
                                                     Volume           Rate            Total
                                                    -------          -------        ---------
                                                              (Dollars in thousands)
INTEREST-EARNING ASSETS:
 Loans............................................   $  675             $  (428)       $  247
 Securities.......................................    2,452              (1,088)        1,364
 Other earning assets.............................      (26)                 (1)          (27)
                                                     ------             -------        ------
  Total increase (decrease) in interest income....    3,101              (1,517)        1,584

INTEREST-BEARING LIABILITIES:
 Interest-bearing demand deposits.................       53                 (49)            4
 Savings and money market accounts................      514                (282)          232
 Certificates of deposit..........................      982                (541)          441
 Borrowed funds...................................      318                 (28)          290
                                                     ------             -------        ------
  Total increase (decrease) in interest expense...    1,867                (900)          967
                                                     ------             -------        ------

Increase (decrease) in net interest income........   $1,234             $  (617)       $  617
                                                     ======             =======        ======

 Provisions for Loan Losses

   The provision for loan losses was $300,000 for the six months ended June 30, 1999, and $332,000 for the same period in 1998, a decrease of $32,000 or 9.64%.

 Noninterest Income

   Noninterest income for the six months ended June 30, 1999, remained constant at $1.4 million. The following table presents, for the periods indicated, the major categories of noninterest income:

                                        Six Months Ended
                                            June 30,
                                    -------------------------
                                          1999          1998
                                    ----------------   ------
                                      (Dollars in thousands)
Service fees.....................        $1,153        $  980
Net realized gains on sale of
 available-for-sale securities...            26            50
Other operating income...........           175           396
                                         ------        ------
Total noninterest income.........        $1,354        $1,426
                                         ======        ======

   For the six months ended June 30, 1999, service fees on deposit accounts were $1.2 million as compared to $1.0 million for the same period in 1998, an increase of $200,000 or 20.0%. Other operating income decreased to $175,000 for the six months ending June 30, 1999 as compared to $396,000 at June 30, 1998. A recovery of $229,000 from the banks bonding company was received during the six month period ending June 30, 1998, resulting from an employee defalcation. Deposit accounts grew from 24,491 at June 30, 1998 to 26,636 at June 30, 1999.

 Noninterest Expenses

   In the six month period ended June 30, 1999, noninterest expenses increased $400,000 or 8.89% to $4.9 million from the 1998 comparable period. For the six months ended June 30, 1999, the efficiency ratio, calculated by dividing total noninterest expenses (excluding securities gains and losses) by net interest income plus noninterest income increased to 60.3% for the six months ended June 30, 1999, from 59.8% for the six months ended June 30, 1998. This increase was primarily due to an increase in salaries and employee benefits along with other general and administrative expenses.

   Salaries and employee benefit expense and general administrative expenses, for the six months ended June 30, 1999, was $3.3 million, an increase of $300,000 or 10.0% from $3.0 million in the same period of 1998. The increase was due to additional personnel required to accommodate the growth and the opening of a new branch office in northwest Houston. Total full-time equivalent employees at June 30, 1999, increased to 115 from 99 at June 30, 1998.

   Occupancy expense and equipment maintenance increased to $598,000 for the six-month period ended June 30, 1999, from $557,000 for the six-month period ended June 30, 1998. Major categories included within occupancy expense are building lease expense, depreciation expense, and maintenance expense. Depreciation expense increased to $225,000 for the six-month period June 30, 1999, an increase of $21,000 or 10.29% from $204,000 for the same period in 1998. This increase was primarily due to additional depreciation on new equipment purchases. Maintenance expense for the six-month period ended June 30, 1999, was $146,000, an increase of $12,000 or 8.96% over the same period in 1998.

   Data processing expense for the six-month period ended June 30, 1999, was $458,000, as compared to $451,000 for the same period in 1998, an increase of $7,000 or 1.55%.

 Income Taxes

   The income tax provision includes both federal current and deferred income tax amounts using the statutory rates currently in effect. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense, and the amount of other nondeductible expenses. In the first six months of 1999, income tax expense was $493,000, a decrease of $178,000 or 26.53% from $671,000 of income tax expense for the same period in 1998. The lower income tax expense in the first six months of 1999 compared to the first six months of 1998 is principally due to the increase in nontaxable income and other changes in temporary differences. The effective tax rates were 16.81% for the six months ended June 30, 1999, and 24.52% for the six months ended June 30, 1998.

FINANCIAL CONDITION

 Loan Portfolio

   Loans, net of unearned interest, were $120.4 million at June 30, 1999, an increase of $9.0 million or 8.08% from $111.4 million at December 31, 1998. At June 30, 1999, loans as a percentage of assets and deposits were 30.78% and 35.40%, respectively.

   The following table summarizes the loan portfolio of the Bank by type of loan as of June 30, 1999 and December 31, 1998:

                                              June 30, 1999         December 31, 1998
                                        ------------------------   -------------------
                                           Amount       Percent     Amount    Percent
                                        -------------   --------   --------   --------
                                                     (Dollars in thousands)

Commercial and industrial............        $ 23,771      19.7%   $ 23,836      21.4%
Real estate:
 Construction and land development...          14,139      11.7      11,144      10.0
 1-4 family residential..............          12,936      10.7      11,161      10.0
 Commercial owner occupied...........          28,232      23.5      25,760      23.1
 Other...............................           1,616       1.4         643       0.6
Consumer.............................          39,714      33.0      38,816      34.9
                                             --------     -----    --------     -----
 Total loans.........................        $120,408     100.0%   $111,360     100.0%
                                             ========     =====    ========     =====

 Nonperforming Assets

   The Bank's conservative lending policies have resulted in strong asset quality. Nonperforming assets were $497,000 at June 30, 1999, compared to $507,000 at December 31, 1998. This resulted in a ratio of nonperforming assets to loans plus other real estate of 0.41% and 0.46% at June 30, 1999, and December 31, 1998, respectively, and a ratio of nonperforming assets to total assets of 0.13% at June 30, 1999 and December 31, 1998.

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

    The following table presents information regarding nonperforming assets at June 30, 1999 and December 31, 1998:

                                                               June 30,    December 31,
                                                                 1999          1998
                                                               ---------   -------------
                                                                 (Dollars in thousands)
Nonaccrual loans............................................      $ 182           $ 239
Accruing loans 90 or more days past due.....................        260             174
Restructured loans..........................................         55              40
Other real estate and foreclosed property...................          0              54
                                                                  -----           -----
 Total nonperforming assets.................................      $ 497           $ 507
                                                                  =====           =====
Nonperforming assets to total loans and other real estate...       0.41%           0.46%
Nonperforming assets to total assets........................       0.13%           0.13%

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

   Management believes that the allowance for loan losses at June 30, 1999, is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that the Bank will not sustain losses in future periods, which could be greater than the size of the allowance at June 30, 1999.

   The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:



                                                       Six Months
                                                          Ended        Year Ended
                                                        June 30,      December 31,
                                                          1999            1998
                                                      -------------   -------------
                                                         (Dollars in thousands)
Allowance for loan losses at beginning of period...        $ 1,183         $ 1,009
Provision for loan losses..........................            300             612
Charge-offs........................................           (337)           (569)
Recoveries.........................................            117             131
                                                           -------         -------
Allowance for loan losses at end of period.........        $ 1,263         $ 1,183
                                                           =======         =======

                                                           June 30,      December 31,
                                                             1999           1998
                                                           --------      -----------
Allowance to period-end loans......................           1.05%           1.06%
Net charge-offs (recoveries) to average loans......           0.19%           0.41%
Allowance to period-end nonperforming loans........         254.12%         261.15%

 Securities

    The Company's securities portfolio as of June 30, 1999, totaled $249.2 million as compared to $244.5 million at December 31, 1998, and $216.4 million at June 30, 1998. The year-to-date increase of $4.7 million or 1.92% is a result of the reinvestment of excess liquidity in U.S. Government and agency and mortgage-backed securities and municipal bonds. The Company is required to classify its debt and equity securities into one of three categories: held-to-maturity, trading or available-for-sale. Investments in debt securities are classified as held-to-maturity and measured at amortized cost in the financial statements only if management has the intent and ability to hold these securities to maturity. Securities that are bought and held principally for the purposes of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings.

Securities not classified as either held-to-maturity or trading are classified as available-for-sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax in a separate components of stockholders' equity until realized. Gains and losses on sales of securities are determined using the specific-identified method.

   As of June 30, 1999, the held-to-maturity portfolio totaled $119.0 million and the available-for-sale portfolio totaled $130.2 million. The net unrealized loss in the available-for-sale portfolio was $1.5 million as of June 30, 1999. The Company tracks but does not record market changes on its held-to-maturity portfolio. At June 30, 1999, the market value of the held-to-maturity portfolio was $115.7 million.

   The following table presents the amortized cost of securities classified as available-for-sale and their approximate fair values at June 30, 1999, and December 31, 1998:

                                                                  June 30, 1999
                                             --------------------------------------------------------
                                                                   Gross        Gross
                                                 Amortized       Unrealized   Unrealized      Fair
                                                   Cost             Gain         Loss         Value
                                             -----------------   ----------   -----------   ---------
                                                              (Dollars in thousands)
U.S. Government and agency securities...            $ 31,918       $   21      $  (557)    $ 31,382
Mortgage-backed securities..............              35,359           71         (385)      35,045
Obligations of state and political
 subdivisions...........................              60,463          465       (1,129)      59,799
Other securities........................               3,980            0            0        3,980
                                                    --------       ------      -------     --------
Total securities........................            $131,720       $  557      $(2,071)    $130,206
                                                    ========       ======      =======     ========

                                                                   December 31, 1998
                                                --------------------------------------------------------
                                                                      Gross        Gross
                                                    Amortized       Unrealized   Unrealized      Fair
                                                      Cost             Gain         Loss         Value
                                                -----------------   ----------   -----------   ---------
                                                                    (Dollars in thousands)

U.S. Government and agency securities...            $ 62,078          $  927      $     0       $ 63,005
Mortgage-backed securities..............              42,057             172         (132)        42,097
Obligations of state and political
 subdivisions...........................              55,315           1,757          (60)        57,012
Other securities........................               2,682               0            0          2,682
                                                    --------          ------      -------       --------
 Total securities.......................            $162,132          $2,856      $  (192)      $164,796
                                                    ========          ======      =======       ========

   The following table presents the amortized cost of securities classified as held-to-maturity and their approximate fair values at June 30, 1999, and December 31, 1998:

                                                                  June 30, 1999
                                             --------------------------------------------------------
                                                                   Gross         Gross
                                                 Amortized       Unrealized   Unrealized      Fair
                                                   Cost             Gain         Loss         Value
                                             -----------------   ----------   -----------   ---------
                                                                 (Dollars in thousands)
U.S. Government and agency securities...            $ 17,595         $  0      $  (527)      $ 17,068
Mortgage-backed securities..............             101,385          102       (2,845)        98,642
                                                    --------         ----      -------       --------
 Total securities.......................            $118,980         $102      $(3,372)      $115,710
                                                    ========         ====      =======       ========

                                                                December 31, 1998
                                             --------------------------------------------------------
                                                                   Gross         Gross
                                                 Amortized       Unrealized   Unrealized      Fair
                                                   Cost             Gain         Loss         Value
                                             -----------------   ----------   -----------   ---------
                                                              (Dollars in thousands)
U.S. Government and agency securities...            $  9,734         $ 44      $   (30)   $  9,748
Mortgage-backed securities..............              69,994          188         (215)     69,967
                                                    --------         ----      -------    --------
 Total securities.......................            $ 79,728         $232      $  (245)   $ 79,715
                                                    ========         ====      =======    ========

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

 Deposits

   Total deposits as of June 30, 1999, were $340.1 million, as compared to $298.2 million at June 30, 1998, an increase of $41.5 million or 13.99%, resulting from growth in same location deposits, combined with the additional deposits of the branch offices. When compared to total deposits of $330.9 million on December 31, 1998, the amount at June 30, 1999, represents a year-to-date increase of $9.2 million, as the strong deposit growth experienced in 1998 continued through the first six months of 1999.

   Non-interest bearing demand deposits at June 30, 1999, were $73.9 million, as compared to $66.2 million at June 30, 1998, an increase of $7.7 million or 11.63%. When compared to non-interest bearing demand deposits of $72.7 million on December 31, 1998, the June 30, 1999, amount represents a year-to-date increase of $1.2 million. The percentage of non-interest bearing deposits to total deposits as of June 30, 1999, continued strong at 21.73%.

   The Bank offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of demand, savings, NOW accounts, money market, and time accounts. The Bank relies primarily on advertising, competitive pricing policies, and customer service to attract and retain these deposits. As of June 30, 1999, the Bank had no deposits classified as brokered funds. Deposits provide generally all the funding for the Bank's lending and investment activities and the interest paid for deposits must be managed carefully to control the level of interest expense.

   The Bank's ratios of average non-interest bearing deposits to average total deposits at June 30, 1999, and December 31, 1998, were 20.80%, and 21.37%, respectively. The daily average balances and weighted average rates paid on deposits for the six month period ended June 30, 1999 and the year ended December 31, 1998, are presented below:

                                          Six Months Ended         Year Ended
                                            June 30, 1999       December 31, 1998
                                        -------------------    -------------------
                                           Amount      Rate     Amount       Rate
                                        ------------- -----    ---------    ------
                                                  (Dollars in thousands)
  NOW accounts.......................        $ 23,553   1.55%    $ 21,005    1.71%
  Regular savings....................           7,967   1.96        7,429    2.18
  Money Market.......................          90,296   3.61       75,497    3.93
  CDs less than $100,000.............          80,644   5.15       70,862    5.50
  CDs $100,000 and over..............          40,279   5.18       35,103    5.59
  IRAs & QRPs........................          21,475   5.36       19,918    5.67
                                             --------   ----     --------    ----
   Total interest-bearing deposits...         264,214   4.23      229,814    4.49

  Noninterest-bearing deposits.......          69,409      0       62,446       0
                                             --------   ----     --------    ----
  Total deposits.....................        $333,623   3.35%    $292,260    3.58%
                                             ========   ====     ========    ====

   The following table sets forth the maturity and repricing of the Bank's certificates of deposit that are $100,000 or greater at June 30, 1999, and December 31, 1998:

                                   June 30,   December 31,
                                     1999         1998
                                   --------   ------------
                                   (Dollars in thousands)
  3 months or less..............    $18,481        $10,462
  Between 3 months and 1 year...     17,436         25,520
  Over 1 year...................      6,955          6,126
                                    -------        -------
  Total CDs $100,000 and over...    $42,872        $42,108
                                    =======        =======

  Borrowings

     Other borrowings generally represent borrowings from the FHLB with maturities ranging from one to thirty days. Information relating to these borrowings as of June 30, 1999, is summarized as follows:

                                             June 30,    December 31,
                                               1999          1998
                                             ---------   -------------
                                               (Dollars in thousands)
Other borrowings:
  Average.................................    $19,337         $11,086
  Period-end..............................     18,000          11,100
Maximum month-end balance during period...
 (all FHLB borrowings)....................     29,750          21,669
Interest rate:
  Average.................................       5.24%           5.40%
  Period-end (weighted average)...........       5.29%           5.38%

   At period ending June 30, 1999, the Bank had two separate borrowing programs in effect. The Bank borrowed $8.0 million with a 10 year stated maturity and a 5 year lockout. Those borrowings consist of $6.1 million at 5.19% and $1.9 million at 5.24%. Also, the Bank borrowed $10 million that had a five-year stated maturity with a two-year lockout. Those borrowings consist of $5 million at 5.335% and $5 million at 5.385%.

  Interest Rate Sensitivity

   The Company analyzes its interest rate risk position by use of a simulation model and shock analysis. As of June 30, 1999, the simulation model indicates that, in the event of a 200 basis point increase in underlying market interest rates, the Company's net interest income would decrease 11.69%. Correspondingly, in the event of a 200 basis point decrease in market interest rates, the Company's net interest income would increase by 10.91%. The results of this "rate shock test", which assumes a parallel shift in the yield curve, indicate that the present mix of interest earning assets and interest-bearing liabilities should provide reasonable protection from changes in interest rates. However, because the Company maintains a significant percentage of its assets in investment securities and a significant portion of its investment securities consist of fixed rate securities rather than adjustable rate securities, a rapid increase or decrease in interest rates could have a greater adverse effect on the Company's net interest margin and results of operation. The simulation model also provides a detailed interest rate sensitivity gap ("GAP") analysis, which the Company uses as a secondary source in analyzing its asset/liability mix. At June 30, 1999, the GAP measurement of interest rate sensitive assets minus interest rate sensitive liabilities divided by total assets indicates a cumulative negative GAP of 30.26% through one year and a cumulative positive GAP of 6.15% for all periods. The Company seeks to maintain the cumulative GAP to total assets within 35% for one year.

   The Company's Investment-Asset/Liability Committee has adopted specific investment policies directed at reducing the length of maturity of securities that it purchases and shifting a portion of the securities portfolio to adjustable rate securities.

 Capital Resources and Liquidity

   Stockholders' equity decreased to $31.1 million at June 30, 1999, from $33.4 million at December 31, 1998, a decrease of $2.3 million or 6.89%. This decrease was attributable to $2.4 million in earnings offset by a net unrealized loss on securities of $2.7 million and payment of dividends of $2.0 million, which included the regular quarterly dividends of $0.10 per share along with a special dividend for $0.20 per share paid on April 15, 1999.

   Liquidity involves the Company's ability to raise funds through asset growth and reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements, and to operate the Company on an ongoing basis. During the six months ended June 30, 1999, the Company's liquidity needs have primarily been met by growth in deposits and FHLB borrowings, as previously discussed. The cash position was further supplemented by the amortization of the securities and loan portfolios. Additionally, access to borrowed funds from the FHLB were utilized to take advantage of investment opportunities.

   FHLB advances may be utilized from time to time as either a short-term funding source or a long-term funding source. FHLB advances can be particularly attractive as a long-term funding source to balance interest rate sensitivity and reduce interest rate risk. These borrowing programs are available as either a short-term financing arrangement (usually with maturities ranging from 1-35 days) or as a long-term financing arrangement. Under either of these two arrangements, the Company is required to hold a certain amount of FHLB stock. Generally, FHLB borrowings are limited to a maximum of 75% of the Company's 1-4 family mortgage loans before specific collateral is required. A secondary source of collateral is the delivery of eligible securities. At June 30, 1999, the Company had approximately $148.3 million in eligible securities maintained in safekeeping at the FHLB. In addition, the Company may deliver other collateral which includes credit card and installment loans and are usually assigned a loan-to-value ratio of approximately 90%. With regards to the above, total advances are limited to 50% of assets or total eligible collateral, whichever is less. At June 30, 1999, the Company had total potential borrowings (without purchasing addition stock) of $44.4 million.

   The Bank's risk-based capital ratios remain above the levels designated as "well capitalized". At June 30, 1999, the Bank's tier I capital to assets, tier I risk-based capital, and tier I leverage ratios were 8.21%, 19.81% and 8.27%, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company's primary market risk exposure is interest rate risk. For information regarding the interest rate risk exposure of the Company's financial instruments, see "Management's Discussion and Analysis of Financial Condition and Results of Operation - Interest Rate Sensitivity" on page 19. The Company's financial instruments generally are not subject to market risks associated with foreign currency exchange rate risk, commodity price risk, or other market risks or price risks (such as equity price risk). The Company did not use derivative financial instruments (such as futures, forwards, swaps, options, and other financial instruments with similar characteristics) to manage its interest rate risk during the quarter ended June 30, 1999.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The annual meeting of the Bank was held on May 18, 1999. Two matters were considered at the meeting.

     (a) The following directors were elected to the Board of Directors for a period of one year.

                                          Votes
                                   --------------------
Directors                             For      Withheld
---------                          ---------   --------
     John B. Barnes                3,450,918     10,685
     William H. Bruecher, Jr.      4,448,307     13,296
     James K. Chancelor            3,450,918     10,685
     C. Joe Chapman                3,439,457     22,146
     Frank G. Cook                 3,447,699     14,515
     Robert C. Dawson              3,449,918     13,904
     James B. Earthman, III        3,449,107     11,685
     Lura M. Griffin               3,448,307     12,496
     Alton L. Hollis               3,450,918     13,296
     Joseph E. Ives                3,439,169     10,685
     Larry L. January              3,449,107     22,434
     Albert V. Kochran             3,380,292     12,496
     I. W. Marks                   3,450,918     10,685
     David E. Preng                3,053,293    403,910
     Mary A. Walker                3,450,918     10,685
     B. Ralph Williams             3,447,288     14,315

     (b) Ratification of the appointment of Mann Frankfort Stein & Lipp as the Bank's independent auditors for the fiscal year ending December 31, 1999 was also considered and approved with 3,451,393 votes for, 3,110 votes against, and 7,110 abstentions.

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


                             CNBT BANCSHARES, INC.
                                 (Registrant)


By  /s/ B. Ralph Williams                       July 30, 1999
  ----------------------------------------      -------------
  B. Ralph Williams, President and Chief        Date
  Executive Officer


By  /s/ Randall W. Dobbs                        July 30, 1999
  ----------------------------------------      -------------
  Randall W. Dobbs, Executive Vice              Date
  President/Cashier and Chief Operations
  Officer