Form 10-Q
period 1999-09-30
CNBT BANCSHARES INC
filed 1999-11-12
CIK 1058995

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1999

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

                                Yes [X] No [ ]

At October 30, 1999, 4,913,014 shares of CNBT Bancshares, Inc., common stock, $1.00 par value, were outstanding.

                             CNBT BANCSHARES, INC.

                                     INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION


         Item 1. Financial Statements

                 Consolidated Balance Sheets at September 30, 1999
                 and 1998 and at December 31, 1998..........................  3

                 Consolidated Statements of Income for the Three
                 Months Ended September 30, 1999 and 1998 and the
                 Nine Months Ended September 30, 1999 and 1998..............  4

                 Consolidated Statements of Comprehensive Income
                 for the Three Months Ended September 30, 1999
                 and 1998 and the Nine Months Ended September 30, 1999
                 and 1998...................................................  5

                 Consolidated Statements of Stockholders' Equity
                 for the Year Ended December 31, 1998 and for
                 the Nine Months Ended September 30, 1999...................  6

                 Consolidated Statements of Cash Flows for the
                 Nine Months Ended September 30, 1999 and 1998..............  7

                 Notes to Interim Consolidated Financial Statements.........  8

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                 Overview................................................... 10

                 Results of Operations...................................... 10

                 Financial Condition........................................ 16

         Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk................................................ 23


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings.......................................... 24

         Item 6. Exhibits and Reports on Form 8-K........................... 24

SIGNATURES.................................................................. 24

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                     CNBT BANCSHARES, INC AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                              September 30,      DECEMBER 31,
                                            -------------------  ------------
                                              1999       1998        1998
                                            --------   --------  ------------
                                                 (UNAUDITED)
ASSETS
  Cash and due from banks.................  $ 13,379   $ 12,453    $ 13,070
  Due from banks - interest bearing
   overnight funds........................       156        189         224
  Investment securities
   available-for-sale.....................   129,034    127,538     164,796
  Investment securities held-to-maturity
   (approximate market value of $119,188
   and $107,225 at September 30, 1999
   and 1998, respectively (unaudited),
   and $79,715 at December 31, 1998)......   123,358    105,779      79,728
  Loans, net..............................   128,272    107,646     110,177
  Bank premises and equipment, net........     8,622      5,927       5,913
  Deferred income taxes receivable........     1,414          -           -
  Other assets............................     3,142      3,009       4,022
                                            --------   --------    --------
TOTAL ASSETS..............................  $407,377   $362,541    $377,930
                                            =========  ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Deposits
   Demand.................................    72,193   $ 66,904    $ 72,738
   NOW Accounts...........................    22,511     20,336      24,020
   Savings................................     8,270      7,522       7,620
   Money market...........................    98,674     78,048      85,018
   Time, $100,000 and over................    44,222     41,566      42,108
   Other time.............................    98,821     93,442      99,413
                                            --------   --------    --------
    TOTAL DEPOSITS........................   344,691    307,818     330,917
  Other borrowed funds....................    30,000     17,750      11,100
  Accrued interest and other liabilities..     2,209      2,026       1,689
  Federal income taxes payable............        96        251           -
  Deferred income taxes payable...........         -        746         838
                                            --------   --------    --------
    TOTAL LIABILITIES.....................   376,996    328,591     344,544
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
 Common stock, $1.00 par value at
   September 30, 1999, September 30, 1998,
   and at December 31, 1998, respectively;
   30,000,000 shares authorized, 5,071,114
   shares issued and 4,913,014 shares
   outstanding at September 30, 1999
   (unaudited), 5,065,601 shares issued
   and outstanding at September 30, 1998
   (unaudited), 5,065,601 shares issued
   and 4,910,201 shares outstanding at
   December 31, 1998......................     5,071      5,065       5,065
  Surplus.................................    21,908     21,899      21,899
  Retained earnings.......................     7,463      5,506       6,264
  Accumulated other comprehensive
   income; net unrealized gains
   (losses) on available-for-sale
   securities, net of deferred
   income taxes (benefit) of $(1,274),
   $763 and $838 at September 30, 1999
   and 1998 (unaudited), and December
   31, 1998, respectively.................    (2,473)     1,480       1,719
                                            --------   --------    --------
                                              31,969     33,950      34,947
  Less: treasury stock at cost; 158,100
   shares at September 30, 1999
   (unaudited), 155,400 shares at
   December 31, 1998......................    (1,588)         -      (1,561)
                                            --------   --------    --------
    TOTAL STOCKHOLDERS' EQUITY............    30,381     33,950      33,386
                                            --------   --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY................................  $407,377   $362,541    $377,930
                                            ========   ========    ========

      See accompanying notes to interim consolidated financial statements.

                 CITIZENS NATIONAL BANK OF TEXAS AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                Three Months Ended      Nine Months Ended
                                                  September 30,           September 30,
                                               ---------------------   ---------------------
                                                 1999         1998       1999        1998
                                               --------     --------   --------     --------
INTEREST INCOME
 Interest and fees on loans.................   $  2,986     $  2,769   $  8,509     $  8,045
 Interest on investment securities:
  Taxable...................................      3,044        2,750      8,879        7,355
  Nontaxable................................        780          707      2,272        2,092
                                               --------     --------   --------     --------
Total interest on investment securities.....      3,824        3,457     11,151        9,447
                                               --------     --------   --------     --------
  TOTAL INTEREST INCOME.....................      6,810        6,226     19,660       17,492

INTEREST EXPENSE
 Interest on deposits and FHLB borrowings...      3,197        2,977      9,291        8,104
                                               --------     --------   --------     --------
 Net interest income........................      3,613        3,249     10,369        9,388

PROVISION FOR LOAN LOSSES...................        150          100        450          432
                                               --------     --------   --------     --------
Net interest income after provision
     for loan losses........................      3,463        3,149      9,919        8,956

OTHER INCOME
 Service fees...............................        617          507      1,770        1,487
 Net realized gains (losses) on sale of
   available-for-sale securities............          0          198         26          248
 Other operating income.....................         77          100        252          496
                                               --------     --------   --------     --------
    TOTAL OTHER INCOME......................        694          805      2,048        2,231

OTHER EXPENSES
 Salaries and employee benefits.............      1,396        1,235      4,051        3,535
 General and administrative.................        352          376      1,010        1,062
 Data processing............................        256          229        714          680
 FDIC assessments...........................         10            9         28           24
 Occupancy expenses, net....................        156          157        462          432
 Equipment maintenance......................        148          140        440          422
 Postage and printing fees..................         88          117        308          342
 Professional fees..........................        150          114        420          377
                                               --------     --------   --------     --------
    TOTAL OTHER EXPENSES....................      2,556        2,377      7,433        6,874
                                               --------     --------   --------     --------

INCOME BEFORE FEDERAL INCOME
    TAXES...................................      1,601        1,577      4,534        4,313

 Applicable federal income taxes............        387          407        880        1,078
                                               --------     --------   --------     --------

NET INCOME..................................   $  1,214     $  1,170   $  3,654     $  3,235
                                               ========     ========   ========     ========
   Earnings per common share:
    Basic Earnings Per Share................   $    .25     $    .23   $    .74     $    .64
                                               ========     ========   ========     ========
    Fully Diluted Earnings Per Share........   $    .24     $    .23   $    .73     $    .63
                                               ========     ========   ========     ========


      See accompanying notes to interim consolidated financial statements.

                 CITIZENS NATIONAL BANK OF TEXAS AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                THREE MONTHS ENDED      NINE MONTHS ENDED
                                                  SEPTEMBER 30,           SEPTEMBER 30,
                                               ---------------------   ---------------------
                                                 1999         1998       1999        1998
                                               --------     --------   --------     --------
                                                                 (UNAUDITED)
Net income..................................    $ 1,214      $1,170    $ 3,654       $3,235

Other comprehensive income (loss), net of tax:
 Unrealized gains (losses) on securities:
 Unrealized holding gains (losses) arising
  during period.............................     (1,444)        455     (4,176)         204
 Less:  reclassification adjustment for
  (gains) losses included in net income.....          0         131        (16)         164
                                                -------      ------    -------       ------
                                                 (1,444)        586     (4,192)         368
                                                -------      ------    -------       ------
Comprehensive income (loss)................     $  (230)     $1,756    $  (538)      $3,603
                                                =======      ======    =======       ======


      See accompanying notes to interim consolidated financial statements.

                     CNBT BANCSHARES, INC AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                                  ACCUMULATED
                                              COMMON STOCK                                           OTHER
                                           ---------------------                                     COMPRE-
                                                          PAR        TREASURY             RETAINED    HENSIVE
                                            SHARES       VALUES       STOCK     SURPLUS   EARNINGS    INCOME    TOTAL
                                           ---------    --------    --------   --------   --------   -------   --------
BALANCE, DECEMBER 31, 1997..............   5,044,181    $ 10,242    $      0   $ 16,656   $  3,637   $ 1,112   $ 31,647
 Proceeds from exercise of stock
  options...............................      21,420          43           0         23          0         0         66
 Cash dividends per share...............           0           0           0          0     (1,858)        0     (1,858)
 Re-purchase stock......................    (155,400)          0      (1,561)         0          0         0     (1,561)
 Par value change.......................           0      (5,220)          0      5,220          0         0          0
 Comprehensive income:
    Unrealized gain on investment
    securities available-for-sale, net
    of deferred income taxes of
  $312..................................           0           0           0          0          0       607        607
  Net income............................           0           0           0          0      4,485         0      4,485
                                           ---------    --------    --------   --------   --------   -------    -------
 Total comprehensive income ............                                                                          5,902
                                                                                                                -------
BALANCE, DECEMBER 31, 1998..............   4,910,201    $  5,065    $ (1,561)  $ 21,899   $  6,264   $ 1,719    $33,386

 Proceeds from exercise of stock
  options (unaudited)...................       5,513           6           0          9          0         0         15
 Cash dividends (unaudited).............           0           0           0          0     (2,455)        0     (2,455)
 Re-purchase stock (unaudited)..........      (2,700)          0         (27)         0          0         0        (27)
 Comprehensive income:
    Unrealized loss on investment
    securities available-for-sale, net
    of deferred income tax benefit of
    $2,160 (unaudited)..................           0           0           0          0          0    (4,192)    (4,192)
  Net income (unaudited)................           0           0           0          0      3,654         0      3,654
                                           ---------    --------    --------   --------   --------   -------    -------
 Total comprehensive loss (unaudited)...                                                                           (538)
                                                                                                                -------
BALANCE, SEPTEMBER 30, 1999
 (UNAUDITED)............................   4,913,014    $  5,071    $ (1,588)   $21,908   $  7,463   $(2,473)   $30,381
                                           =========    ========    ========    =======   ========   =======    =======


      See accompanying notes to interim consolidated financial statements.

                     CNBT BANCSHARES, INC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                  Nine Months Ended
                                                                    September 30,
                                                                 --------------------
                                                                   1999        1998
                                                                 --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income..................................................   $  3,654    $  3,235
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation..............................................        337         314
    Premium amortization net of discount accretion............        263         (16)
    Provision for loan losses.................................        450         432
    Net realized gain on available-for-sale
     securities...............................................        (26)       (248)
    Loss on disposal of bank premises and equipment
      and other assets........................................         60          78
    Provision (benefit) for deferred taxes....................        (92)         22
  Changes in assets and liabilities:
    Accrued interest receivable...............................      1,049         465
    Other assets..............................................       (245)       (235)
    Accrued expenses..........................................        597         440
    Accrued interest payable..................................        (77)        160
    Federal income taxes payable/receivable...................        110         216
                                                                 --------    --------
   NET CASH PROVIDED BY OPERATING
    ACTIVITIES................................................      6,080       4,863

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of available-for-sale securities..................    (17,828)    (64,902)
  Proceeds from sales of available-for-sale securities........     37,895      24,982
  Proceeds from maturities of available-for-sale securities...      9,232       6,189
  Purchases of held-to-maturity securities....................    (59,224)    (59,511)
  Proceeds from maturities of held-to-maturity securities.....     15,468      30,578
  Loans originated, net of principal collected................    (18,988)     (6,395)
  Proceeds from sales of other real estate and repossessed
   assets.....................................................        445         115
  Cash paid for bank premises and equipment...................     (3,046)       (857)
                                                                 --------    --------
   NET CASH USED IN INVESTING ACTIVITIES......................    (36,046)    (69,801)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits, NOW,
   savings, and money market accounts.........................     12,252      22,285
  Proceeds from sales of time deposits, net of payments
   for maturing time deposits.................................      1,522      24,626
  Net increase in other borrowed funds........................     18,900      17,750
  Proceeds from exercise of stock options.....................         15          66
  Purchase of common stock....................................        (27)          0
  Dividends paid..............................................     (2,455)     (2,423)
                                                                 --------    --------
   NET CASH PROVIDED BY FINANCING
    ACTIVITIES................................................     30,207      62,304
                                                                 --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS................................................        241      (2,634)

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD..................................................     13,294      15,276
                                                                 --------    --------

 CASH AND CASH EQUIVALENTS AT END OF
   PERIOD.....................................................   $ 13,535    $ 12,642
                                                                 ========    ========

      See accompanying notes to interim consolidated financial statements.

                     CNBT BANCSHARES, INC AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(1)  Basis of Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the periods ending September 30, 1999 and 1998 are not necessarily indicative of the annual results.

   For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year-ended December 31, 1998, of CNBT Bancshares, Inc. (the "Company") as filed with the Securities and Exchange Commission.

(2)  Earnings Per Common Share

  Earnings per common share was computed based on the following (in thousands, except per share amounts):

                                                   Three Months Ended           Nine Months Ended
                                                       September 30,              September 30,
                                               -------------------------   -------------------------
                                                  1999           1998         1999          1998
                                               ----------     ----------   ----------     ----------
                                                                    (Unaudited)
Net income..................................   $    1,214     $    1,170   $    3,654     $    3,235

 Divided by weighted average common
     shares and common share equivalents:
        Weighted average common shares......    4,911,282      5,065,601    4,910,810      5,057,925
        Weighted average common share
          equivalents.......................       63,363         71,828       63,108         88,560
                                               ----------     ----------   ----------     ----------
 Total average common shares and
     common share equivalents...............    4,974,645      5,137,429    4,973,918      5,146,485
                                               ==========     ==========   ==========     ==========
 Earnings per common share - Basic..........   $     0.25     $     0.23   $     0.74     $     0.64
                                               ==========     ==========   ==========     ==========
 Earnings per common share - Fully Diluted..   $     0.24     $     0.23   $     0.73     $     0.63
                                               ==========     ==========   ==========     ==========

(3)  Common Stock

   The Board of Directors declared cash dividends to be payable to stockholders of record for the quarters ending March 30, 1998, June 30, 1998 and September 30, 1998 of $0.09 per share. A cash dividend of $0.10 was declared payable to stockholders of record at December 31, 1998, March 30, 1999, June 30, 1999, and September 30, 1999. Also, a special dividend for $0.20 per share was declared at March 30, 1999 in addition to the regular quarterly dividend.

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

   As of September 30, 1999, an additional 49,417 shares of common stock were issuable (without regard to vesting restrictions) upon exercise of outstanding employee stock options under the 1992, 1994, 1995, 1997, and 1998 Stock Option Plans.

(4)  Comprehensive Income

   Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by owners (changes in paid in capital) and distributions to owners (dividends). For the three and nine month periods ending September 30, 1999 and 1998, unrealized holding gain (losses) on debt and equity securities available-for-sale is the only other comprehensive income component. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three and nine months ending September 30, 1999 and 1998:

                                                                Three Months Ended
                                        ----------------------------------------------------------------
                                               September 30, 1999                September 30, 1998
                                        ---------------------------------   ----------------------------
                                                       Tax         Net                   Tax       Net
                                                     Expense     of Tax                Expense    of Tax
                                         Pretax     (Benefit)    Amount     Pretax    (Benefit)   Amount
                                        ---------   ---------   ---------   -------   ---------   ------
Net unrealized gain (loss) on
 securities available-for-sale.......   $  (2,188)  $     774   $  (1,444)  $   690   $    (235)  $  455

Less:  reclassification adjustment
 for net (gain) loss realized in
 net income..........................           0           0           0       198         (67)     131
                                        ---------   ---------   ---------   -------   ---------   ------

Other comprehensive income (loss)....   $  (2,188)  $     774   $  (1,444)  $   888   $    (302)  $  586
                                        =========   =========   =========   =======   =========   =======

                                                               Nine Months Ended
                                        ----------------------------------------------------------------
                                               September 30, 1999                September 30, 1998
                                        ---------------------------------   ----------------------------
                                                       Tax         Net                   Tax       Net
                                                     Expense     of Tax                Expense    of Tax
                                         Pretax     (Benefit)    Amount     Pretax    (Benefit)   Amount
                                        ---------   ---------   ---------   -------   ---------   ------
Net unrealized gain (loss) on
 securities available-for-sale.......   $  (6,327)  $   2,151   $  (4,176)  $   310   $    (106)  $  204

Less:  reclassification adjustment
 for net (gain) loss realized in
 net income..........................         (26)         10         (16)      248         (84)     164
                                        ---------   ---------   ---------   -------   ---------   ------

Other comprehensive income (loss)....   $  (6,353)  $   2,161   $  (4,192)  $   558   $    (190)  $  368
                                        =========   =========   =========   =======   =========   ======


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

   For the nine months ended September 30, 1999, the Company had net income of $3.7 million, an increase of $400,000 or 13.0% from the same period in 1998. This earnings growth was due primarily to an increase in net interest income, which resulted from strong loan growth and a substantial increase in the securities portfolio. Net income per share, basic and fully diluted, increased to $0.74 and $0.73, respectively, for the nine months ended September 30, 1999, from $0.64 and $0.63 for the same time period in 1998. The Company's annualized return on average assets was 1.24% and the annualized return on average common equity was 15.31% for the nine months ended September 30, 1999, compared to 1.31% and 13.35% for the same time period in 1998.

   Total assets increased to $407.4 million at September 30, 1999, from $362.5 million at September 30, 1998, an increase of $44.9 million or 12.4%, and from $377.9 million at December 31, 1998, an increase of $29.5 million or 7.8%. The increase was due primarily to an increase in deposits. Deposits increased to $344.7 million at September 30, 1999, from $307.8 million at September 30, 1998, an increase of $36.9 million or 12.0%, and from $330.9 million at December 31, 1998, an increase of $13.8 million or 4.2%. Borrowed funds also increased to $30.0 million at September 30, 1999, from $17.8 million at September 30, 1998, and $11.1 million at December 31, 1998. Total stockholders' equity was $30.4 million at September 30, 1999, representing a decrease of $3.6 million or 10.6% from total stockholders' equity of $34.0 million at September 30, 1998, and a decrease of $3.0 million or 9.0% from stockholders' equity of $33.4 million at December 31, 1998. The decrease in stockholders' equity is attributable to a special cash dividend of $0.20 per share (an aggregate dividend of $2.0 million) in addition to the regular quarterly dividends and a decrease in unrealized gain/losses on investment securities.

RESULTS OF OPERATIONS

For The Nine Month Periods Ended September 30, 1999 and 1998

 Net Interest Income

   Net interest income for the nine months ended September 30, 1999, was $10.4 million, an increase of $1.0 million or 10.6% from $9.4 million for the nine months ended September 30, 1998. The Company's net interest margin was 3.73% and 4.06% and the net interest spread was 2.77% and 2.94% for the nine months ended September 30, 1999 and 1998, respectively. The decrease in net interest margin resulted from a smaller increase in net interest income relative to the increase in total average interest-earning assets. There was a decrease in the yield on total interest-earning assets of 0.49% compared to a decrease of 0.32% in the rate paid on interest-bearing liabilities which resulted in a decrease in net interest spread.

   The increase in net interest income resulted from increases in the loan and securities portfolios. Interest income from loans increased to $8.5 million from $8.0 million for the nine months ended September 30, 1999 and 1998, respectively, an increase of $500,000 or 6.3%. The yield in the loan portfolio decreased to 9.56% for the nine months ended September 30, 1999, from 10.01% for the nine months ended September 30, 1998. Interest income from the securities portfolio increased to $11.2 million for the nine months ended September 30, 1999, from $9.4 million for the nine months ended September 30, 1998, a $1.8 million or 19.1% increase. This was due primarily to a 25.7% increase in average securities held that was offset by a decrease in yield from 6.27% to 5.91% for the nine months ended September 30, 1999, compared to the same period in 1998. Partially offsetting the interest income growth was an increase in interest expense, which grew to $9.3 million for the nine months ended September 30, 1999, compared to $8.1 million for the nine months ended September 30, 1998. This increase was the result of strong growth in average deposits, in particular, money market and savings deposits and certificates of deposit.

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


                                                       NINE MONTHS ENDED                   NINE MONTHS ENDED
                                                       SEPTEMBER 30, 1999                  SEPTEMBER 30, 1998
                                                ---------------------------------   ---------------------------------
                                                  AVERAGE     INTEREST   AVERAGE      AVERAGE     INTEREST   AVERAGE
                                                OUTSTANDING   EARNED/     YIELD/    OUTSTANDING   EARNED/     YIELD/
                                                  BALANCE       PAID       RATE       BALANCE       PAID       RATE
                                                -----------   --------   --------   -----------   --------   --------
                                                                       (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
   Loans.....................................      $118,668    $ 8,509      9.56%      $107,116    $ 8,045     10.01%
   Securities................................       250,662     11,106      5.91        199,408      9,370      6.27
   Federal funds sold and other
       earning assets........................           871         45      6.89          1,532         77      6.70
                                                   --------    -------                 --------    -------
        Total interest-earning assets........       370,201     19,660      7.08        308,056     17,492      7.57
Less:  allowance for loan losses.............         1,237                               1,055
                                                   --------                            --------
Total earning assets, net of allowance.......       368,964                             307,001
Nonearning assets............................        22,490                              21,617
                                                   --------                            --------

        Total Assets.........................      $391,454                            $328,618
                                                   ========                            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
   Interest-bearing demand deposits..........      $ 23,444    $   273      1.55%      $ 20,649    $   273      1.76%
   Savings and money market
        accounts.............................       100,706      2,648      3.51         80,402      2,307      3.83
   Certificates of deposit...................       141,916      5,524      5.19        121,898      5,101      5.58
   Borrowed funds............................        21,382        846      5.28         10,251        423      5.50
                                                   --------    -------                 --------    -------
        Total interest-bearing liabilities...       287,448      9,291      4.31        233,200      8,104      4.63
                                                               -------                             -------
Noninterest-bearing liabilities:
   Noninterest-bearing demand
        deposit..............................        70,428                              60,786
   Other liabilities.........................         1,751                               2,332
                                                   --------                            --------
        Total liabilities....................       359,627                             296,318
Stockholders' equity.........................        31,827                              32,300
                                                   --------                            --------
        Total liabilities and
          stockholders' equity...............      $391,454                            $328,618
                                                   ========                            ========

Net interest income..........................                  $10,369                             $ 9,388
                                                               =======                             =======
Net interest spread (1)......................                               2.77%                               2.94%
Net interest margin (2)......................                               3.73%                               4.06%

(1) The interest rate spread is the difference between the average yield in interest-earning assets and the average rate paid on interest-bearing liabilities.
(2) The net interest margin is equal to the net interest income divided by the average interest-earning assets.

   The following tables present for the periods indicated the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase related to higher outstanding balances and the volatility of interest rates:

                                                               NINE MONTHS ENDED
                                                           SEPTEMBER 30, 1999 VS. 1998
                                                     -------------------------------------
                                                      INCREASE (DECREASE)
                                                            DUE TO
                                                     ----------------------
                                                       VOLUME        RATE       TOTAL
                                                     ---------     --------    --------
                                                             (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
 Loans............................................   $   1,002     $   (538)   $    464
 Securities.......................................       2,632         (896)      1,736
 Other earning assets.............................         (34)           2         (32)
                                                     ---------     --------    --------
  Total increase (decrease) in interest income....       3,600       (1,432)      2,168

INTEREST-BEARING LIABILITIES:
 Interest-bearing demand deposits.................          49          (49)          0
 Savings and money market accounts................         663         (322)        341
 Certificates of deposit..........................         976         (553)        423
 Borrowed funds...................................         471          (48)        423
                                                     ---------     --------    --------
  Total increase (decrease) in interest expense...       2,159         (972)      1,187
                                                     ---------     --------    --------

Increase (decrease) in net interest income........   $   1,441     $   (460)   $    981
                                                     =========     ========    ========


 Provisions for Loan Losses

   The provision for loan losses was $450,000 for the nine months ended September 30, 1999, and $432,000 for the same period in 1998, an increase of $18,000 or 4.1%.

Noninterest Income

   Noninterest income for the nine months ended September 30, 1999, decreased to $2.0 million. The following table presents, for the periods indicated, the major categories of noninterest income:

                                                                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                   --------------------
                                                                     1999        1998
                                                                   --------    --------
                                                                  (Dollars in thousands)
Service fees......................................                 $  1,770    $  1,487
Net realized gains on sale of
 available-for-sale securities....................                       26         248
Other operating income............................                      252         496
                                                                   --------    --------

Total noninterest income..........................                 $  2,048    $  2,231
                                                                   ========    ========

  For the nine months ended September 30, 1999, service fees on deposit accounts were $1.8 million as compared to $1.5 million for the same period in 1998, an increase of $300,000 or 20.0%. Gains on the sale of available for sale securities decreased to $26,000 for the nine month period ended September 30, 1999 as compared to $248,000 for the same period in 1998. Other operating income decreased to $252,000 for the nine months ended September 30, 1999 as compared to $496,000 at September 30, 1998. A recovery of $229,000 from the Bank's bonding company was received during the nine month period ending September 30, 1998, resulting from an employee defalcation. Deposit accounts grew from 25,093 at September 30, 1998 to 26,176 at September 30, 1999.

 Noninterest Expenses

   In the nine month period ended September 30, 1999, noninterest expenses increased $500,000 or 7.2% to $7.4 million from the 1998 comparable period. For the nine months ended September 30, 1999, the efficiency ratio, calculated by dividing total noninterest expenses (excluding securities gains and losses) by net interest income plus noninterest income decreased to 60.0% for the nine months ended September 30, 1999, from 60.5% for the nine months ended September 30, 1998. This decrease was primarily due to an increase in salaries and employee benefits along with other general and administrative expenses.

   Salaries and employee benefit expense and general administrative expenses, for the nine months ended September 30, 1999, was $5.1 million, an increase of $500,000 or 10.1% from $4.6 million in the same period of 1998. The increase was due to additional personnel required to accommodate the growth and the opening of a new branch office in northwest Houston. Total full-time equivalent employees at September 30, 1999, increased to 119 from 108 at September 30, 1998.

   Occupancy expense and equipment maintenance increased to $902,000 for the nine-month period ended September 30, 1999, from $854,000 for the nine-month period ended September 30, 1998. Major categories included within occupancy expense are building lease expense, depreciation expense, and maintenance expense. Depreciation expense increased to $338,000 for the nine-month period September 30, 1999, an increase of $23,000 or 7.3% from $315,000 for the same period in 1998. This increase was primarily due to additional depreciation on new equipment purchases. Maintenance expense for the nine-month period ended September 30, 1999, was $215,000, an increase of $16,000 or 8.0% over the same period in 1998.

   Data processing expense for the nine-month period ended September 30, 1999, was $714,000, as compared to $680,000 for the same period in 1998, an increase of $34,000 or 5.0%.

 Income Taxes

   The income tax provision includes both federal current and deferred income tax amounts using the statutory rates currently in effect. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense, and the amount of other nondeductible expenses. In the first nine months of 1999, income tax expense was $880,000, a decrease of $220,000 or 20.0% from $1.1 million of income tax expense for the same period in 1998. The lower income tax expense in the first nine months of 1999 compared to the first nine months of 1998 is principally due to the increase in nontaxable income and other changes in temporary differences. The effective tax rates were 19.4% for the nine months ended September 30, 1999, and 25.0% for the nine months ended September 30, 1998.

For the Three Months Periods Ended September 30, 1999 and 1998

   Net interest income for the three months ended September 30, 1999, was $3.6 million, an increase of $400,000 or 12.5% from $3.2 million for the three months ended September 30, 1998. The Company's net interest margin was 3.81% and 3.92% and the net interest spread was 2.84% and 2.79% for the three months ended September 30, 1999 and 1998, respectively. The decrease in net interest margin resulted from a smaller increase in net interest income relative to the increase in total average interest-earning assets. There was a decrease in the yield on total interest-earning assets of 0.35% compared to a decrease of 0.40% in the rate paid on interest-bearing liabilities which resulted in a decrease in net interest spread.

   The increase in net interest income resulted from increases in the loan and securities portfolios. Interest income from loans increased to $3.0 million from $2.8 million for the three months ended September 30, 1999 and 1998, respectively, an increase of $200,000 or 7.1%. The yield in the loan portfolio decreased to 9.58% for the three months ended September 30, 1999, from 10.19% for the three months ended September 30, 1998. Interest income from the securities portfolio increased to $3.8 million for the three months ended September 30, 1999, from $3.5 million for the three months ended September 30, 1998, a $300,000 or 8.6% increase. This was due primarily to a 14.9% increase in average securities held that was offset by a decrease in yield from 6.21% to 5.99% for the three months ended September 30, 1999, compared to the same period in 1998. Partially offsetting the interest income growth was an increase in interest expense, which grew to $3.2 million for the three months ended September 30, 1999, compared to $3.0 million for the three months ended September 30, 1998. This increase was the result of strong growth in average deposits, in particular, money market and savings deposits and certificates of deposit.

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

                                                  THREE MONTHS ENDED                       THREE MONTHS ENDED
                                                  SEPTEMBER 30, 1999                       SEPTEMBER 30, 1998
                                                ---------------------------------------------------------------------
                                                  AVERAGE     INTEREST   AVERAGE      AVERAGE     INTEREST   AVERAGE
                                                OUTSTANDING   EARNED/     YIELD/    OUTSTANDING   EARNED/     YIELD/
                                                  BALANCE       PAID       RATE       BALANCE       PAID       RATE
                                                -----------   --------   --------   -----------   --------   --------
                                                                       (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
   Loans.....................................      $124,650     $2,986      9.58%      $108,647     $2,769     10.19%
   Securities................................       254,936      3,818      5.99        221,953      3,446      6.21
   Federal funds sold and other
       earning assets........................           204          6     11.76            590         11      7.46
                                                   --------     ------                 --------     ------
        Total interest-earning assets........       379,790      6,810      7.17        331,190      6,226      7.52
Less:  allowance for loan losses.............         1,304                               1,121
                                                   --------                            --------
Total earning assets, net of allowance.......       378,486                             330,069
Nonearning assets............................        19,258                              22,707
                                                   --------                            --------

        Total Assets.........................      $397,744                            $352,776
                                                   ========                            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
   Interest-bearing demand deposits..........      $ 23,229     $   92      1.58%      $ 21,292     $   95      1.78%
   Savings and money market
        accounts.............................       105,512        939      3.56         84,228        827      3.93
   Certificates of deposit...................       140,969      1,828      5.19        131,781      1,850      5.62
   Borrowed funds............................        25,406        338      5.32         14,579        205      5.62
                                                   --------     ------                 --------     ------
        Total interest-bearing liabilities...       295,116      3,197      4.33        251,880      2,977      4.73
                                                                ------                              ------
Noninterest-bearing liabilities:
   Noninterest-bearing demand
        deposit..............................        72,432                              65,468
   Other liabilities.........................           514                               2,562
                                                   --------                            --------
        Total liabilities....................       368,062                             319,910
Stockholders' equity.........................        29,682                              32,866
                                                   --------                            --------
        Total liabilities and
          stockholders' equity...............      $397,744                            $352,776
                                                   ========                            ========

Net interest income..........................                   $3,613                              $3,249
                                                                ======                              ======
Net interest spread (1)......................                               2.84%                               2.79%
Net interest margin (2)......................                               3.81%                               3.92%

(1) The interest rate spread is the difference between the average yield in interest-earning assets and the average rate paid on interest-bearing liabilities.
(2) The net interest margin is equal to the net interest income divided by the average interest-earning assets

   The following tables present for the periods indicated the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase related to higher outstanding balances and the volatility of interest rates:


                                                              THREE MONTHS ENDED
                                                           SEPTEMBER 30, 1999 VS. 1998
                                                     -------------------------------------
                                                      INCREASE (DECREASE)
                                                            DUE TO
                                                     ----------------------
                                                       VOLUME        RATE       TOTAL
                                                     ---------     --------    --------
                                                             (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
 Loans............................................   $     980    $    (763)   $    217
 Securities.......................................         932         (560)        372
 Other earning assets.............................         (14)           9          (5)
                                                     ---------     --------    --------
  Total increase (decrease) in interest income....       1,898       (1,314)        584

INTEREST-BEARING LIABILITIES:
 Interest-bearing demand deposits.................          43          (46)         (3)
 Savings and money market accounts................         500         (388)        112
 Certificates of deposit..........................         582         (604)        (22)
 Borrowed funds...................................         210          (77)        133
                                                     ---------     --------    --------
  Total increase (decrease) in interest expense...       1,335       (1,115)        220
                                                     ---------     --------    --------

   Increase (decrease) in net interest income        $     563     $   (199)   $    364
                                                     =========     ========    ========

Provisions for Loan Losses

   The provision for loan losses was $150,000 for the three months ended September 30, 1999, and $100,000 for the same period in 1998, an increase of $50,000 or 50.0%.

Noninterest Income

   Noninterest income for the three months ended September 30, 1999, decreased to $694,000. The following table presents, for the periods indicated, the major categories of noninterest income:

                                                                   THREE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                   --------------------
                                                                     1999        1998
                                                                   --------    --------
                                                                  (Dollars in thousands)
Service fees......................................                 $    617    $    507
Net realized gains on sale of
 available-for-sale securities....................                        0         198
Other operating income............................                       77         100
                                                                   --------    --------
Total noninterest income..........................                 $    694    $    805
                                                                   ========    ========

   For the three months ended September 30, 1999, service fees on deposit accounts were $617,000 as compared to $507,000 for the same period in 1998, an increase of $110,000 or 21.7%. Gains on the sale of available for sale securities were $198,000 for the period ended September 30, 1998. Other operating income decreased to $77,000 for the three months ending September 30, 1999 as compared to $100,000 at September 30, 1998.

Noninterest Expenses

   In the three month period ended September 30, 1999, noninterest expenses increased $200,000 or 8.3% to $2.6 million from the 1998 comparable period. For the three months ended September 30, 1999, the efficiency ratio, calculated by dividing total noninterest expenses (excluding securities gains and losses) by net interest income plus noninterest income decreased to 59.3% for the three months ended September 30, 1999, from 61.6% for the three months ended September 30, 1998. This decrease was primarily due to an increase in salaries and employee benefits along with other general and administrative expenses.

   Salaries and employee benefit expense and general administrative expenses, for the three months ended September 30, 1999, was $1.7 million, an increase of $100,000 or 6.3% from $1.6 million in the same period of 1998. The increase was due to additional personnel required to accommodate the growth and the opening of a new branch office in northwest Houston.

   Occupancy expense and equipment maintenance increased to $304,000 for the three-month period ended September 30, 1999, from $297,000 for the three-month period ended September 30, 1998. Major categories included within occupancy expense are building lease expense, depreciation expense, and maintenance expense. Depreciation expense for the three month period ended September 30, 1999 was $113,000 as compared to $110,000 for the same period ended September 30, 1998. Maintenance expense for the three-month period ended September 30, 1999, was $69,000, an increase of $4,000 or 6.2% over the same period in 1998.

   Data processing expense for the three-month period ended September 30, 1999, was $256,000, as compared to $229,000 for the same period in 1998, an increase of $27,000 or 11.8%.

 Income Taxes

   The income tax provision includes both federal current and deferred income tax amounts using the statutory rates currently in effect. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense, and the amount of other nondeductible expenses. In the third quarter of 1999, income tax expense was $387,000, a decrease of $20,000 or 4.9% from $407,000 of income tax expense for the same period in 1998. The lower income tax expense in the third quarter of 1999 compared to the same three months of 1998 is principally due to the increase in nontaxable income and other changes in temporary differences. The effective tax rates were 24.2% for the quarter ended September 30, 1999, and 25.8% for the quarter ended September 30, 1998.

FINANCIAL CONDITION

 Loan Portfolio

   Loans, net of unearned interest, were $129.6 million at September 30, 1999, an increase of $18.2 million or 16.3% from $111.4 million at December 31, 1998. At September 30, 1999, loans as a percentage of assets and deposits were 37.6% and 33.7%, respectively.

   The following table summarizes the loan portfolio of the Bank by type of loan as of September 30, 1999 and December 31, 1998:

                                                SEPTEMBER 30, 1999       DECEMBER 31, 1998
                                             ------------------------   -------------------
                                                AMOUNT       PERCENT     AMOUNT    PERCENT
                                             -------------   --------   --------   --------
                                                           (Dollars in thousands)
Commercial and industrial............           $ 26,509       20.5%    $ 23,836      21.4%
Real estate:
 Construction and land development...             17,041       13.1       11,144      10.0
 1-4 family residential..............             13,955       10.8       11,161      10.0
 Commercial owner occupied...........             30,652       23.7       25,760      23.1
 Other...............................              1,598        1.2          643       0.6
Consumer.............................             39,809       30.7       38,816      34.9
                                                --------      -----     --------     -----
 Total loans.........................           $129,564      100.0%    $111,360     100.0%
                                                ========      =====     ========     =====

 Nonperforming Assets

   The Bank's conservative lending policies have resulted in strong asset quality. Nonperforming assets were $506,000 at September 30, 1999, compared to $507,000 at December 31, 1998. This resulted in a ratio of nonperforming assets to loans plus other real estate of 0.39% and 0.46% at September 30, 1999, and December 31, 1998, respectively, and a ratio of nonperforming assets to total assets of 0.12% at September 30, 1999 and 0.13%at December 31, 1998.

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

    The following table presents information regarding nonperforming assets at September 30, 1999 and December 31, 1998:

                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                    1999            1998
                                                               --------------   -------------
                                                                   (DOLLARS IN THOUSANDS)
Nonaccrual loans............................................         $228              $239
Accruing loans 90 or more days past due.....................          248               174
Restructured loans..........................................           30                40
Other real estate and foreclosed property...................            -                54
                                                                     ----              ----

 Total nonperforming assets.................................         $506              $507
                                                                     ====              ====

Nonperforming assets to total loans and other real estate...         0.39%             0.46%
Nonperforming assets to total assets........................         0.12%             0.13%

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

   Management believes that the allowance for loan losses at September 30, 1999, is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that the Bank will not sustain losses in future periods, which could be greater than the size of the allowance at September 30, 1999.

   The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

                                                       NINE MONTHS
                                                          ENDED         YEAR ENDED
                                                      SEPTEMBER 30,    DECEMBER 31,
                                                           1999            1998
                                                      --------------   -------------
                                                          (DOLLARS IN THOUSANDS)
Allowance for loan losses at beginning of period...         $ 1,183         $ 1,009
Provision for loan losses..........................             450             612
Charge-offs........................................            (503)           (569)
Recoveries.........................................             162             131
                                                            -------         -------

Allowance for loan losses at end of period.........         $ 1,292         $ 1,183
                                                            =======         =======

                                                      SEPTEMBER 30,    DECEMBER 31,
                                                           1999            1998
                                                      --------------   -------------
Allowance to period-end loans......................            1.00%           1.06%
Net charge-offs (recoveries) to average loans......            0.29%           0.41%
Allowance to period-end nonperforming loans........          255.34%         261.15%

 Securities

    The Company's securities portfolio as of September 30, 1999, totaled $252.4 million as compared to $244.5 million at December 31, 1998, and $233.3 million at September 30, 1998. The year-to-date increase of $7.9 million or 3.2% is a result of the reinvestment of excess liquidity in U.S. Government and agency and mortgage-backed securities and municipal bonds. The Company is required to classify its debt and equity securities into one of three categories: held-to-maturity, trading or available-for-sale. Investments in debt securities are classified as held-to-maturity and measured at amortized cost in the financial statements only if management has the intent and ability to hold these securities to maturity. Securities that are bought and held principally for the purposes of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Securities not classified as either held-to-maturity or trading are classified as available-for-sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax in a separate components of stockholders' equity until realized. The value of available-for-sale securities fluctuates with the change in prevailing interest rates. Gains and losses on sales of securities are determined using the specific-identified method.

   As of September 30, 1999, the held-to-maturity portfolio totaled $123.4 million and the available-for-sale portfolio totaled $129.0 million. The net unrealized loss in the available-for-sale portfolio was $3.7 million as of September 30, 1999. The Company tracks but does not record market changes on its held-to-maturity portfolio. At September 30, 1999, the market value of the held-to-maturity portfolio was $119.2 million.

   The following table presents the amortized cost of securities classified as available-for-sale and their approximate fair values at September 30, 1999, and December 31, 1998:

                                                               SEPTEMBER 30, 1999
                                           --------------------------------------------------------
                                                                   GROSS        GROSS
                                               AMORTIZED        UNREALIZED   UNREALIZED      FAIR
                                                  COST             GAIN         LOSS         VALUE
                                           ------------------   ----------   -----------   ---------
                                                            (DOLLARS IN THOUSANDS)
U.S. Government and agency securities...        $ 35,869            $   35      $  (845)    $ 35,059
Mortgage-backed securities..............          33,615                30         (523)      33,122
Obligations of state and political
 subdivisions...........................          60,845               192       (2,601)      58,436
Other securities........................           2,417                 0            0        2,417
                                                --------            ------      -------     --------

Total securities........................        $132,746            $  257      $(3,969)    $129,034
                                                ========            ======      =======     ========


                                                                 DECEMBER 31, 1998
                                           --------------------------------------------------------
                                                                  GROSS         GROSS
                                               AMORTIZED        UNREALIZED   UNREALIZED      FAIR
                                                  COST             GAIN         LOSS         VALUE
                                           ------------------   ----------   -----------   ---------
                                                            (DOLLARS IN THOUSANDS)
U.S. Government and agency securities...        $ 62,078            $  927      $     0     $ 63,005
Mortgage-backed securities..............          42,057               172         (132)      42,097
Obligations of state and political
 subdivisions...........................          55,315             1,757          (60)      57,012
Other securities........................           2,682                 0            0        2,682
                                                --------            ------      -------     --------
  Total securities.......................       $162,132            $2,856      $  (192)    $164,796
                                                ========            ======      =======     ========


   The following table presents the amortized cost of securities classified as held-to-maturity and their approximate fair values at September 30, 1999, and December 31, 1998:

                                                                SEPTEMBER 30, 1999
                                           --------------------------------------------------------
                                                                  GROSS        GROSS
                                               AMORTIZED        UNREALIZED   UNREALIZED      FAIR
                                                  COST             GAIN         LOSS         VALUE
                                           ------------------   ----------   -----------   ---------
                                                            (DOLLARS IN THOUSANDS)
U.S. Government and agency securities...        $ 17,616           $  0         $  (626)   $ 16,990
Mortgage-backed securities..............         105,742             74          (3,618)    102,198
                                                --------           ----         -------    --------

 Total securities.......................        $123,358           $ 74         $(4,244)   $119,188
                                                ========           ====         =======    ========

                                                                DECEMBER 31, 1998
                                           --------------------------------------------------------
                                                                   GROSS       GROSS
                                               AMORTIZED        UNREALIZED   UNREALIZED      FAIR
                                                  COST             GAIN         LOSS         VALUE
                                           ------------------   ----------   -----------   ---------
                                                            (DOLLARS IN THOUSANDS)
U.S. Government and agency securities...        $  9,734           $ 44         $   (30)   $  9,748
Mortgage-backed securities..............          69,994            188            (215)     69,967
                                                --------           ----         -------    --------

 Total securities.......................        $ 79,728           $232         $  (245)   $ 79,715
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

 Deposits

   Total deposits as of September 30, 1999, were $344.7 million, as compared to $307.8 million at September 30, 1998, an increase of $36.9 million or 12.0%, resulting from growth in same location deposits, combined with the additional deposits of the branch offices. When compared to total deposits of $330.9 million on December 31, 1998, the amount at September 30, 1999, represents a year-to-date increase of $13.8 million, as the deposit growth experienced in 1998 continued through the first nine months of 1999.

   Non-interest bearing demand deposits at September 30, 1999, were $72.2 million, as compared to $66.9 million at September 30, 1998, an increase of $5.3 million or 7.9%. When compared to non-interest bearing demand deposits of $72.7 million on December 31, 1998, the September 30, 1999, amount represents a year-to-date decrease of $500,000. The percentage of non-interest bearing deposits to total deposits as of September 30, 1999, continued strong at 20.9%.

   The Bank offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of demand, savings, NOW accounts, money market, and time accounts. The Bank relies primarily on advertising, competitive pricing policies, and customer service to attract and retain these deposits. As of September 30, 1999, the Bank had no deposits classified as brokered funds. Deposits provide generally all the funding for the Bank's lending and investment activities and the interest paid for deposits must be managed carefully to control the level of interest expense.

   The Bank's ratios of average non-interest bearing deposits to average total deposits at September 30, 1999, and December 31, 1998, were 20.9%, and 21.4%, respectively. The daily average balances and weighted average rates paid on deposits for the nine month period ended September 30, 1999 and the year ended December 31, 1998, are presented below:

                                          NINE MONTHS ENDED          YEAR ENDED
                                          SEPTEMBER 30, 1999     DECEMBER 31, 1998
                                        ----------------------   ------------------
                                         AMOUNT       RATE        AMOUNT      RATE
                                        --------   -----------   ---------   ------
                                                  (DOLLARS IN THOUSANDS)
  NOW accounts.......................   $ 23,444         1.55%    $ 21,005    1.71%
  Regular savings....................      8,065         1.98        7,429    2.18
  Money Market.......................     92,641         3.64       75,497    3.93
  CDs less than $100,000.............     80,172         5.14       70,862    5.50
  CDs $100,000 and over..............     40,210         5.20       35,103    5.59
  IRAs & QRPs........................     21,534         5.34       19,918    5.67
                                        --------         ----     --------    ----
   Total interest-bearing deposits...    266,066         4.23      229,814    4.49

  Noninterest-bearing deposits.......     70,428            0       62,446       0
                                        --------         ----     --------    ----

  Total deposits.....................   $336,494         3.35%    $292,260    3.58%
                                        ========         ====     ========    ====

   The following table sets forth the maturity and repricing of the Bank's certificates of deposit that are $100,000 or greater at September 30, 1999, and December 31, 1998:

                                   SEPTEMBER 30,   DECEMBER 31,
                                       1999            1998
                                   -------------   ------------
                                      (Dollars in thousands)
  3 months or less..............         $14,743        $10,462
  Between 3 months and 1 year...          20,396         25,520
  Over 1 year...................           9,083          6,126
                                         -------        -------

  Total CDs $100,000 and over...         $44,222        $42,108
                                         =======        =======

  Borrowings

     Other borrowings generally represent borrowings from the FHLB with maturities ranging from one to thirty days. Information relating to these borrowings as of September 30, 1999, is summarized as follows:

                                             SEPTEMBER 30,    DECEMBER 31,
                                                  1999            1998
                                             --------------   -------------
                                                  (DOLLARS IN THOUSANDS)
Other borrowings:
  Average.................................         $21,382         $11,086
  Period-end..............................          30,000          11,100
Maximum month-end balance during period...
 (all FHLB borrowings)....................          30,000          21,669
Interest rate:
  Average.................................            5.28%           5.40%
  Period-end (weighted average)...........            5.16%           5.38%


   At period ending September 30, 1999, the Bank had two separate borrowing programs in effect. The Bank borrowed $8.0 million with a 10 year stated maturity and a 5 year lockout. Those borrowings consist of $6.1 million at 5.19% and $1.9 million at 5.24%. Also, the Bank borrowed $10 million that had a five-year stated maturity with a two-year lockout. Those borrowings consist of $5 million at 5.335% and $5 million at 5.385%.

  Interest Rate Sensitivity

   The Company analyzes its interest rate risk position by use of a simulation model and shock analysis. As of September 30, 1999, the simulation model indicates that, in the event of a 200 basis point increase in underlying market interest rates, the Company's net interest income would decrease 14.2%. Correspondingly, in the event of a 200 basis point decrease in market interest rates, the Company's net interest income would increase by 13.5%. The results of this "rate shock test", which assumes a parallel shift in the yield curve, indicate that the present mix of interest earning assets and interest-bearing liabilities should provide reasonable protection from changes in interest rates. However, because the Company maintains a significant percentage of its assets in investment securities and a significant portion of its investment securities consist of fixed rate securities rather than adjustable rate securities, a rapid increase or decrease in interest rates could have a greater adverse effect on the Company's net interest margin and results of operation. The simulation model also provides a detailed interest rate sensitivity gap ("GAP") analysis, which the Company uses as a secondary source in analyzing its asset/liability mix. At September 30, 1999, the GAP measurement of interest rate sensitive assets minus interest rate sensitive liabilities divided by total assets indicates a cumulative negative GAP of 29.7% through one year and a cumulative positive GAP of 5.8% for all periods. The Company seeks to maintain the cumulative GAP to total assets within 35% for one year.

   The Company's Investment-Asset/Liability Committee has adopted specific investment policies directed at reducing the length of maturity of securities that it purchases and shifting a portion of the securities portfolio to adjustable rate securities.

 Capital Resources and Liquidity

   Stockholders' equity decreased to $30.4 million at September 30, 1999, from $33.4 million at December 31, 1998, a decrease of $3.0 million or 9.0%. This decrease was attributable to $3.7 million in earnings offset by an increase in the net unrealized loss on securities of $4.0 million and payment of dividends of $2.5 million, which included the regular quarterly dividends of $0.10 per share along with a special dividend for $0.20 per share paid on April 15, 1999.

   Liquidity involves the Company's ability to raise funds through asset growth and reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements, and to operate the Company on an ongoing basis. During the nine months ended September 30, 1999, the Company's liquidity needs have primarily been met by growth in deposits and FHLB borrowings, as previously discussed. The cash position was further supplemented by the amortization of the securities and loan portfolios. Additionally, access to borrowed funds from the FHLB were utilized to take advantage of investment opportunities.

   FHLB advances may be utilized from time to time as either a short-term funding source or a long-term funding source. FHLB advances can be particularly attractive as a long-term funding source to balance interest rate sensitivity and reduce interest rate risk. These borrowing programs are available as either a short-term financing arrangement (usually with maturities ranging from 1-35 days) or as a long-term financing arrangement. Under either of these two arrangements, the Company is required to hold a certain amount of FHLB stock. Generally, FHLB borrowings are limited to a maximum of 75% of the Company's 1-4 family mortgage loans before specific collateral is required. A secondary source of collateral is the delivery of eligible securities. At September 30, 1999, the Company had approximately $134.6 million in eligible securities maintained in safekeeping at the FHLB. In addition, the Company may deliver other collateral which includes credit card and installment loans and are usually assigned a loan-to-value ratio of approximately 90%. With regards to the above, total advances are limited to 50% of assets or total eligible collateral, whichever is less. At September 30, 1999, the Company had total potential borrowings (without purchasing addition stock) of $1.6 million.

   The Bank's risk-based capital ratios remain above the levels designated as "well capitalized". At September 30, 1999, the Bank's tier I capital to assets, tier I risk-based capital, and tier I leverage ratios were 8.06%, 18.62% and 8.39%, respectively.

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

   The Company began significant testing of programs in October 1998. The Company currently expects to incur approximately $150,000 in programming and equipment costs in connection with the Year 2000 project which is being funded through operating cash flows, will be expensed or capitalized as incurred during 1999, and is not expected to have any material adverse effect on the Company's results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company's primary market risk exposure is interest rate risk. For information regarding the interest rate risk exposure of the Company's financial instruments, see "Management's Discussion and Analysis of Financial Condition and Results of Operation - Interest Rate Sensitivity" on page 22. The Company's financial instruments generally are not subject to market risks associated with foreign currency exchange rate risk, commodity price risk, or other market risks or price risks (such as equity price risk). The Company did not use derivative financial instruments (such as futures, forwards, swaps, options, and other financial instruments with similar characteristics) to manage its interest rate risk during the quarter ended September 30, 1999.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

   The Bank is a party to a legal proceeding, which arose in the ordinary course of business. While the outcome of this claim cannot be predicated with certainty, management believes that the ultimate resolution of this matter will not have a material adverse impact on the Company's financial condition or results of operation.


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


                             CNBT BANCSHARES, INC.
                                  (Registrant)


By  /s/ B. Ralph Williams                       November 10, 1999
    --------------------------------------      -----------------
    B. Ralph Williams, President and Chief      Date
    Executive Officer


By  /s/ Randall W. Dobbs                       November 10, 1999
    --------------------------------------      -----------------
    Randall W. Dobbs, Executive Vice            Date
    President/Cashier and Chief Operations
    Officer