Form 10-K405
period 1999-12-31
CNBT BANCSHARES INC
filed 2000-03-22
CIK 1058995

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

     [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No ____
                                       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
           ---

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 8, 2000 was approximately $35,552,000. The aggregate market value was computed by using the closing price of the stock as of that date on the Nasdaq National Market. (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

Number of shares of Common Stock, $1.00 par value, outstanding at March 8, 2000:
4,926,918.

Documents Incorporated by Reference:

Part III -- Portions of the registrant's definitive proxy statement to be issued in connection with registrant's annual stockholders' meeting to be held on May 23, 2000.

================================================================================

                               TABLE OF CONTENTS

PART I                                                                     Page
                                                                           ----
Item 1.    Business......................................................    3
Item 2.    Properties....................................................   12
Item 3.    Legal Proceedings.............................................   13
Item 4.    Submission of Matters to a Vote of Security Holders...........   13
Item 4A.   Executive Officers of the Registrant..........................   13

PART II

Item 5.    Market for Registrant's Common Equity and
              Related Stockholder Matters................................  15
Item 6.    Selected Consolidated Financial Data..........................  16
Item 7.    Management's Discussion and Analysis of Financial Condition...
              and Results of Operations..................................  17
Item 7A.   Quantitative and Qualitative Disclosure About Market Risk.....  40
Item 8.    Financial Statements and Supplementary Data...................  41
Item 9.    Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure........................  42

PART III
Item 10.   Directors and Executive Officers of the Registrant............  42
Item 11.   Executive Compensation........................................  42
Item 12.   Security Ownership of Certain Beneficial......................
              Owners and Management......................................  42
Item 13.   Certain Relationships and Related Transactions................  42

PART IV

Item 14.   Exhibits, Financial Statement Schedules and
              Reports on Form 8-K........................................  43
           Signatures....................................................  44

Forward-Looking Statements

     In the normal course of its business, the Company, in an effort to keep its stockholders and the public informed about the Company's operations, may from time to time issue certain statements, either in writing or orally, that contain or may contain forward-looking information. In addition to historical information, this Annual Report contains forward-looking statements. Generally, these statements relate to business plans or strategies, new offices opened or to be opened by the Company, products to be offered, acquisitions made or to be made by the Company, and other aspects of the Company's operating results. Forward looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results and Market Price of Stock." The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission including the Quarterly Reports on Form 10Q to be filed by the Company in 2000 and any Current Reports on Form 8K filed by the Company.

                                    PART I

Item 1.  Business.

General

     CNBT Bancshares, Inc. (the "Company") is a Texas corporation and bank holding company, which owns and derives substantially all of its income from the operation of its wholly-owned subsidiary, Citizens National Bank of Texas (together with its wholly-owned subsidiary, the "Bank"). The Bank is a national banking association that provides a full range of traditional retail and commercial banking services primarily to individual consumers and small businesses in the Houston metropolitan area. The Bank was founded in October 1983 in the City of Bellaire, an incorporated city within the city limits of Houston, by a group of experienced bankers who had been senior officers with other commercial banks in the Bank's primary market area. Over its sixteen-year history, the Bank has demonstrated a consistent record of growth and profitability. The Bank has increased its assets and net income in each year of operation, even during the period of adverse economic conditions in Texas in the mid-to-late 1980s. At December 31, 1999, the Company had $411.8 million in total assets, $346.0 million in total deposits, and total stockholders' equity of $29.9 million.

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

     Management of the Company adheres to a community banking philosophy that emphasizes accessible, service-oriented, relationship banking. Management believes that this commitment, together with the Bank's conservative lending and prudent investment policies, are important factors in its success and growth. The Bank's high quality personal service and responsiveness to customer needs has attracted numerous customers from larger regional and multi national banks. Management believes that the continued acquisitions of local banks by out-of-state organizations present additional opportunities to attract customers who prefer to work with a local community bank or who have experienced a decline in personal service from the out-of-state banks. The quality of service provided by the Bank and the development of long-term customer relationships has been facilitated by the continuity of service of officers and staff. The Bank's nine senior lending officers average more than 25 years of experience in the Bank's primary market areas. In addition, of the Bank's 21 current executive officers and directors, 11 were in the founding group.

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

     The Bank maintains a strong community orientation by, among other things, supporting the active participation of its officers and employees in local charitable, civic, school, and religious activities. In 1989, the Bank founded the Leisure Club for customers 50 years of age and over. Leisure Club members are eligible for a package of special services from the Bank and participate in community activities and various local, national, and international trips and tours. At December 31, 1999, the Leisure Club had approximately 7,200 accounts that accounted for more than $151 million in deposits in the Bank. The Bank has renovated an office building adjacent to its main office that serves as the office and activity center for the Leisure Club and is also available to other community organizations free of charge. The Bank currently has three full-time employees and one part-time employee dedicated to the Leisure Club's activities.

     Management believes that the Houston metropolitan area offers significant growth opportunities for the Bank. Houston is the fourth largest city in the United States with an estimated metropolitan area population in 1996 of approximately 3.8 million. Between 1990 and 1998 the population of Houston increased 609,762 or 18.49%. The Company's primary markets are centered in the City of Bellaire, approximately seven miles southwest of the Houston central business district, northwest Houston, West Houston, and in rapidly growing suburban northeast Fort Bend County, which is approximately 15 miles southwest of the Houston central business district. The Bank's main office is located in the City of Bellaire, an established community in the center of southwest Houston. This area is attractive to residents because of its convenience to the Houston central business district, the Texas Medical Center, the Galleria area, local museums, and Rice University. According to U.S. Census Bureau estimates, Fort Bend County ranked as the fifth fastest growing county in Texas and the 30th fastest growing county in the United States between 1990 and 1998, based on per capita population. According to private research estimates, Fort Bend County also ranked sixth in the nation in economic strength and employment growth for counties with populations of 150,000 or more and is predicted to have the sixth fastest rate of employment growth of any county in the U.S. from 1995 to 2005.

     The Company has grown through a combination of internal growth and the opening of new community banking offices. The Bank opened its first two branch offices in 1992 in supermarkets in Fort Bend County, Texas, and a third in 1997, which afforded the Bank with a relatively inexpensive means of entering this new market. In addition to providing the Bank with an opportunity to diversify its deposit base, this area was attractive because of its growth characteristics. In December 1995, the Bank opened a free-standing office in Sugar Land, an affluent section of Fort Bend County. This office is managed by a senior banking officer with 16 years of experience in the Fort Bend market area. At December 31, 1999, the Fort Bend County branches accounted for approximately $61.2 million of the Bank's deposits, of which $35.0 million were at the free-standing Sugar Land office.

     The Bank is currently pursuing expansion into the west and northwest suburban areas of the greater Houston metropolitan area either by establishing a new branch office or acquiring one or more existing branches. The Bank moved into a new freestanding branch office Northwest Houston in September 1999. In September 1999, the Company also purchased a tract of land in west Houston for a third freestanding branch office. The office is scheduled to open during the third quarter of 2000. Also, a tract of land was purchased during November 1999 for a future branch office to be opened in the Katy area, an incorporated city located outside the western boundary of the Houston city limits, during the second quarter of 2001.

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

Employees

     As of December 31, 1999, the Company had 121 full-time equivalent employees, 32 of whom were officers. The Company provides medical and hospitalization insurance and a 401(k) profit sharing plan to its full-time employees. The Company considers its relations with its employees to be excellent.

Supervision and Regulation

     The federal banking laws contain numerous provisions affecting various aspects of the business and operations of the Company. The following description of references are not intended to be complete descriptions of these provisions or their effects on the Company and the Bank, but rather are brief summaries and are qualified in their entirety by reference to such statutes and regulations.

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

     As a bank holding company, the Company is required to file annual and quarterly reports with the Federal Reserve Board as well as any additional information that the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve Board may also make examinations of the Company and any or all of its subsidiaries. Further, under Section 106 of the 1970 amendments to the BHCA and the Federal Reserve Board's regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extensions of credit or provision of credit or provision of any property or services. The so-called "anti-tie-in" provisions state generally that a bank may not extend credit, lease, sell property or furnish any service to a customer on the condition that the customer provide additional credit or service to the bank, to its bank holding company or to any other subsidiary of its bank holding company or on the condition that the customer not obtain other credit or service from a competitor of the bank, its bank holding company or any subsidiary of its bank holding company.

     Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries, on investments in the stock or other securities of the bank holding company and on taking of such stock or securities as collateral for loans to any borrower.

     Permitted Activities of Bank Holding Companies. The Federal Reserve Board permits bank holding companies to engage in activities so closely related to banking or managing or controlling banks as to be a proper incident thereto. While the types of permissible activities are subject to change by the Federal Reserve Board, the following list comprises some of the activities that presently may be conducted by a bank holding company:

     .  Making, acquiring or servicing loans and other extensions of credit.
     . Operating as an industrial bank, Morris Plan or industrial loan company. . Operating as a trust company.
     .  Acting as an investment or financial advisor.
     .  Leasing personal and real property.
     . Subject to certain limitations, acting as underwriter for credit life insurance and credit accident and health insurance.
     .  Providing courier services of a limited character.
     . Selling money orders having a face value of $1,000.00 or less, travelers' checks and United States savings bonds.
     .  Performing appraisals of real estate.
     .  Providing securities brokerage services.
     . Underwriting and dealing in obligations of the United States, general obligations of states and their political subdivisions and other obligations such as bankers' acceptances and certificates of deposit.
     .  Providing consumer financial counseling.
     .  Providing tax planning and preparation advice.
     .  Providing check guaranty service to subscribing merchants.
     . Subject to certain limitations, operating a collection agency and credit bureau.
     . Acquiring and operating thrift institutions, including savings and loan associations, building and loan associations and FDIC-insured savings banks.
     .  Operating a credit bureau, subject to certain limitations.

     On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 (the "GLB Act") was signed into law. The GLB Act establishes a structure for a bank holding company that qualifies as a financial holding company to expand into a variety of services that are financial in nature that have been reserved for insurance companies and securities firms, provided that its subsidiary depository institutions are well-managed, well-capitalized and have received a satisfactory rating on their last Community Reinvestment Act examination. The GLB Act lists the following activities as being financial in nature:

     .  Lending, investing or safeguarding money or securities;
     . Underwriting insurance or annuities, or acting as an insurance or annuity principal, agent, or broker
     .  Providing financial or investment advice;
     . Issuing or selling interests in pools of assets that a bank could hold; . Underwriting, dealing in or making markets in securities;

     . Engaging in any activity the Board found before the GLB Act that the activity was usual in connection with banking or other financial operations internationally; and
     . Acquiring an entity engaged in merchant banking or insurance portfolio investing that would otherwise be impermissible activities in certain limited situations and subject to certain conditions.

     Effective March 12, 2000, bank holding companies may elect to be financial holding companies and underwrite insurance or annuities or act as an insurance or annuity principal, agent or broker. Commencing on May 12, 2001, bank holding companies may underwrite, deal in or make markets in securities, and provide financial or investment advice.

     The GLB also eliminates the restriction on brokers and dealers and insurance companies from acquiring bank holding companies and provides a new regulatory framework for regulation of financial institutions.

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

     Branching. National banks may establish a branch anywhere in Texas provided that the branch is approved in advance by the OCC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community, and consistency with corporate powers. The Interstate Banking Act, which expanded the authority of bank holding companies and banks to engage in interstate bank acquisitions and interstate branch banking, became effective in Texas in September 1999.

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

     Another set of restrictions is found in Section 23B of the Federal Reserve Act. Among other things, Section 23B requires that certain transactions between the Company, its subsidiaries (including the Bank), and its affiliates must be on terms substantially the same, or at least as favorable to the Company or its subsidiaries, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons. In the absence of such comparable transactions, any transaction between the Company and its affiliates must be on terms and under circumstances, including credit standards, that in good faith would be offered to or would apply to nonaffiliated persons. The Bank is also subject to certain prohibitions against any advertising that indicates the Bank is responsible for the obligations of its affiliates. The Company did not have any nonbanking affiliates as of December 31, 1999.

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

     Prompt Corrective Action. In addition to the capital adequacy guidelines (see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Capital Resources"), FDICIA requires the OCC to take "prompt corrective action" with respect to any national bank that does not meet specified minimum capital requirements. The applicable regulations establish five capital levels, ranging from "well-capitalized" to "critically undercapitalized," which authorize, and in certain cases require, the OCC to take certain specified supervisory action. Under regulations implemented under FDICIA, a national bank is considered well-capitalized if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and it is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Under certain circumstances, a well capitalized institution may be treated as if the institution were adequately capitalized if it receives an unsatisfactory examination rating.

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

     As of December 31, 1999, the Bank met the capital requirements of a "well-capitalized" institution.

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

     It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends to common stockholders only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries.

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

Item 2.  Properties.

     The Company currently has six banking offices. The Company owns its main office, an adjacent drive-in banking facility, and an adjacent office building, which has been converted to a community activity center and offices for the Leisure Club. The Company currently leases the real estate where its main office is located pursuant to a ten-year lease expiring in 2001 with an option to renew or purchase the property. The Company also owns the building and land for its free-standing Sugar Land branch and the new Northwest Houston branch. The Bank leases space in three grocery stores from The Kroger Co. under leases that expire in 2000, 2000, and 2002, respectively. The Bank also leases office space in an adjacent building to its main office, which is primarily used for data processing and storage with a lease term through 2002. The following table sets forth specific information on each branch, each of which offers full service banking:

                                                         Branch Deposits at
         Branch                      Location             December 31, 1999
         ------                      --------             -----------------
                                                           (In thousands)
Bellaire/Main Office...........  5320 Bellaire Blvd.          $268,170
Sugar Land.....................  Highway 59
                                  at Williams Trace             34,992

Sugar Land - First Colony (1)..  3665 Highway 6                      10,390
Stafford (1)...................  220 FM 1092                         12,337
Sugar Land - Sweetwater (1)....  4825 Sweetwater Blvd                 3,485
Northwest......................  13220 West Little York              13,809
Westheimer (2).................  Southeast corner of
                                   Westheimer at Shadowbriar          2,850

(1) Located in Kroger store.
(2) Currently operating in Northwest Office

Item 3.  Legal Proceedings.

     The Bank is a party to a legal proceeding, which arose in the ordinary course of business. While the outcome of this claim cannot be predicted with certainty, management believes that the ultimate resolution of this matter will not have a material adverse impact on the Company's financial condition or results of operation.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 4A. Executive Officers of the Registrant.

     The executive officers of the Bank are as follows:

   Name                        Office(s)
   ----                        ---------

Frank G. Cook..........  Chairman of the Board
B. Ralph Williams......  President, Chief Executive Officer, and Director
Randall W. Dobbs.......  Executive Vice President, Cashier, Chief Operations
                           Officer, and Director
Joseph E. Ives.........  Executive Vice President and Director
Mary A. Walker.........  Senior Vice President and Director
John M. James..........  Senior Vice President and Advisory Director
Sheila J. Scantlin.....  President of Sugar Land Office and Advisory Director
Robert J. Kramer.......  President of Northwest Office and Advisory Director
Charles H. Arnold......  President of Westheimer Office

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

     Randall W. Dobbs. Mr. Dobbs joined the Bank as its first Cashier in 1983, became Chief of Operations in 1992, and Executive Vice President and Chief of Operations in 1996, was elected an advisory director in 1995 and a full director in 1999. Prior to joining the Bank, Mr. Dobbs was employed by Texas Bank & Trust from 1981 until 1983 and First National Bank of Bellaire from 1974 until 1981.

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

     Sheila J.Scantlin. Ms. Scantlin joined the Bank as President of the Sugar Land office in 1995 and was elected an Advisory Director in November 1997. From February 1988 to July 1995, she was employed by Park National Bank - Stafford as a Vice President. From 1982 to 1988 she was employed by American National Bank, which was acquired by Park National Bank in 1988.

     Robert J. Kramer. Mr. Kramer joined the Bank as President of the Northwest office and as an Advisory Director in April 1998. From July 1985 to March 1998, he was employed by the Independence Bank , Houston, as President and CEO. From January 1983 to June 1985, he served as President and CEO of the Mont Belvieu State Bank, Mont Belvieu, Texas.

     Charles H. Arnold, Mr. Arnold joined the Bank as President of the Westheimer office in August 1999. From July 1998 to August 1999, he served as Senior Vice President of the Langham Creek National Bank of Houston. From 1995 to 1998, he served as office manager for Schneider Dust Control, Inc. From 1990 to 1995, he served as President of Account Servicing Group, Inc. From 1979 to 1990, he served as President of three different banks, 1 in the Austin area and 2 in the Houston area. He served as a Senior Examiner for the State of Texas, Department of Banking from 1972 to 1979.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     The Company's Common Stock is approved for quotation on the Nasdaq National Market (the "Nasdaq") under the symbol "CNBT." Shares began trading on October 1, 1997. The following table sets forth the range of the high and low per share closing sale prices for the Common Stock as reported by the Nasdaq, and cash dividends declared for the period indicated.

                                                Low Sale  Price   High Sale Price   Cash Dividend
                                                ---------------   ---------------   -------------
  1998
  ----
     First Quarter..........................         $12.250           $16.625          $0.09
     Second Quarter.........................          13.875            17.000           0.09
     Third Quarter..........................          10.125            14.875           0.09
     Fourth Quarter.........................           9.625            12.125           0.10

  1999
  ----
     First Quarter..........................         $ 9.813           $12.250          $0.30
     Second Quarter.........................          11.500            13.313           0.10
     Third Quarter..........................          10.000            12.875           0.10
     Fourth Quarter.........................          10.063            12.875           0.10

  2000
  ----
     First Quarter (through March 8, 2000)..          $ 9.438          $11.250          $0.10

     On March 8, 2000, the closing sale price as reported on the Nasdaq was $10.00 per share. The number of holders of record of Common Stock based on the transfer records of the Company at March 8, 2000, was 382. Based on security position listings, the Bank believes it has in excess of 1,900 beneficial owners.

     The Company has paid cash dividends to its stockholders since 1986. In 1998 the Company declared cash dividends on a quarterly basis that amounted to $0.37 for the year. The Company declared, on a quarterly basis, cash dividends in the amount of $0.60 for the year ended 1999 which included the regular cash dividend of $0.40 per share plus an additional $0.20 per share that was declared during the first quarter of 1999 and paid in the second quarter of 1999.

     Commencing in March 1998, the Company began paying dividends on a quarterly basis. The declaration and payment of dividends on the Common Stock depends upon the earnings and financial condition of the Company and the Bank liquidity and capital requirements, the general economic and regulatory climate, the Company's ability to service any equity or debt obligations senior to the Common Stock, and other factors deemed relevant by the Company's Board of Directors. As of December 31, 1999, approximately $4.8 million was available, under applicable restrictions without regulatory approval, for payment of dividends by the Bank to the Company. Regulatory authorities could impose stricter limitations on the ability of the Company to pay dividends if such limits were deemed appropriate to preserve certain capital adequacy requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results and Market Price of Stock."

Item 6. Selected Consolidated Financial Data.

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto, appearing elsewhere in the Annual Report, and the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected historical consolidated financial data as of the end of and for each of the five years in the period ended December 31, 1999, are derived from the Company's Consolidated Financial Statements which have been audited by independent public accountants.

                                                                          As of and for the
                                                                         Year Ended December 31,
                                                        ------------------------------------------------------
                                                           1999       1998       1997        1996       1995
                                                        ---------  ---------  ----------  ---------  ---------
                                                              (In thousands, except per share data)
Income Statement Data:
     Interest income................................    $ 26,793   $ 23,777    $ 19,941   $ 17,372   $ 14,705
     Interest expense...............................      12,610     11,068       9,075      7,902      6,895
                                                        --------   --------    --------   --------   --------
          Net interest income.......................      14,183     12,709      10,866      9,470      7,810
     Provision for loan losses......................         600        612         877        655        200
                                                        --------   --------    --------   --------   --------
          Net interest income after provision for
               loan losses..........................      13,583     12,097       9,989      8,815      7,610
     Noninterest income.............................       2,697      2,862       2,507      2,322      2,053
     Noninterest expenses...........................      10,124      9,352       7,644      6,949      6,108
                                                        --------   --------    --------   --------   --------
          Income before taxes.......................       6,156      5,607       4,852      4,188      3,555
     Provision for income taxes.....................       1,200      1,122       1,154      1,035        683
                                                        --------   --------    --------   --------   --------
     Net income.....................................    $  4,956   $  4,485    $  3,698   $  3,153   $  2,872
                                                        ========   ========    ========   ========   ========

Per Share Data:
     Net income, basic (1)..........................    $   1.01   $   0.89    $   0.89   $   0.81   $   0.74
     Net income, fully diluted (2)(3)...............        1.00       0.88        0.88       0.80       0.73
     Book value.....................................        6.07       6.80        6.27       4.60       4.35
     Cash dividends.................................        0.60       0.37        0.40       0.36       0.30
     Weighted average common shares
     outstanding, basic.............................       4,912      5,024       4,161      3,886      3,886
     Weighted average common shares
     outstanding, fully diluted.....................       4,974      5,105       4,224      3,941      3,938
Balance Sheet Data (4):
     Total assets...................................    $411,768   $377,930    $295,606   $258,150   $231,779
     Securities.....................................     244,331    244,524     169,831    147,505    148,294
     Loans..........................................     139,211    111,360     102,875     91,284     67,875
     Allowance for loan losses......................       1,327      1,183       1,009        687        484
     Total deposits.................................     346,033    330,917     260,907    238,059    208,749
     Total stockholders' equity.....................      29,870     33,386      31,647     17,871     16,921
Performance Ratios:
     Return on average assets.......................        1.25%      1.33%       1.34%      1.30%      1.34%
     Return on average common equity................       15.74      13.89       16.89      18.43      19.10
     Net interest margin............................        3.79       4.01        4.22       4.18       3.89
     Dividend payout ratio, basic...................       59.41      41.57       44.94      44.44      40.54
     Efficiency ratio (5)...........................       59.96      61.03       58.31      60.12      63.45
Asset Quality Ratios (4):
     Nonperforming assets to loans
     and other real estate..........................        0.92%      0.46%       1.31%      0.57%      0.67%
     Nonperforming assets to total assets...........        0.31       0.13        0.46       0.20       0.20
     Net charge-offs to average loans...............        0.37       0.41        0.57       0.55       0.39
     Allowance for loan losses to total loans.......        0.95       1.06        0.98       0.75       0.71
     Allowance for loan losses to
     nonperforming loans (6)........................      299.55     261.15       74.80     131.61     105.68
Capital Ratios (4):
     Leverage ratio.................................        8.52%      9.37%      11.10%      7.27%      7.43%
     Average stockholders' equity to
     average total assets...........................        7.96       9.55        7.96       7.05       7.03
     Tier 1 risk-based capital ratio................       17.59      20.44       21.42      13.87      15.22
     Total risk-based capital ratio.................       18.28      21.20       22.13      14.41      15.68

------------------------
(1) Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Shares have been restated in accordance with FASB 128.

                                         (footnotes continued on following page)

(2) Fully diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding plus the common stock equivalents computed using the treasury stock method. Shares have been restated in accordance with FASB 128.
(3) Outstanding shares have been adjusted for all periods presented for 10% stock dividends declared in March 1997 and April 1996.
(4) At period end, except net charge-offs to average loans and average stockholders' equity to average total assets.
(5) Calculated by dividing total noninterest expenses by net interest income plus noninterest income, excluding securities gains and losses.
(6) Nonperforming loans consist of nonaccrual loans and loans contractually past due 90 days or more.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company's balance sheets and statements of income and reviews the Company's operations for the three years ended December 31, 1999, and should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto and Selected Consolidated Financial Data.

Overview

     Total assets at December 31, 1999, 1998, and 1997, were $411.8 million, $377.9 million, and $295.6 million, respectively. This growth was a result of a strong local economy, expansion of the Company's services in northwest Houston and Fort Bend County, and the Company's style of accessible, service-oriented, relationship banking. Loans were $139.2 million at December 31, 1999, an increase of $27.8 million or 25.0% from $111.4 million at the end of 1998. Loans were $102.9 million at year end 1997. Deposits also experienced significant growth, increasing to $346.0 million at year end 1999 from $330.9 million at year end 1998, and $260.9 million at year end 1997. Stockholders' equity was $29.9 million, $33.4 million, and $31.6 million at December 31, 1999, 1998, and 1997, respectively. The increase in stockholders' equity in 1997 is primarily attributable to the sale of 1,150,000 shares of common stock in October 1997, which increased capital by approximately $11.1 million. The decrease in 1999 was attributed to a special dividend of $.20 per share ($982,000 in the aggregate) paid in March 1999.

     Net income was $5.0 million, $4.5 million, and $3.7 million for 1999, 1998, and 1997, respectively. Basic earnings per share was $1.01, $0.89, and $0.89 and fully diluted earnings per share was $1.00, $0.88, and $0.88 for the years ended 1999, 1998, and 1997, respectively. The increase in net income was primarily the result of strong loan growth, maintenance of strong asset quality, and expense control. The return on average assets was 1.25%, 1.33%, and 1.34% and returns on average common equity was 15.74%, 13.89%, and 16.89% for the years ended 1999, 1998, and 1997, respectively. These ratios and the earnings per share amounts were relatively flat from 1997 to 1998 because of the 30% increase in shares outstanding as a result of the Company's public offering in the fourth quarter of 1997.

     The Company declared dividends of $0.60, $0.37, and $0.40 per share for the years ended 1999, 1998, and 1997, respectively, which resulted in a dividend payout ratio (basic) of 59.41%, 41.57%, and 44.94% for the years ended 1999, 1998, and 1997, respectively. A special dividend of $0.20 per share was declared and paid at the end of the first quarter 1999, in addition to the regular dividend of $0.10 per share.

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

     1999 versus 1998. Net interest income for 1999 was $14.2 million, an increase of $1.5 million or 11.8% from $12.7 million for 1998. The Bank's net interest spread was 2.82% and 2.91% and the net interest margin was 3.79% and 4.01% for the years ended December 31, 1999, and 1998, respectively.

     The decrease in net interest margin resulted from an decrease in net interest income relative to the increase in total average interest earnings assets. There was a decrease in the yield on total interest earning assets of 0.34%, as well as an decrease of 0.25% in the rate paid on interest earnings liabilities which resulted in a decrease in net interest spread.

     The increase in net interest income resulted from increases in the Company's loan and securities portfolios. Interest income from loans increased to $11.8 million in 1999 from $10.8 million in 1998, an increase of $1.0 million or 9.3%. The yield on the loan portfolio decreased to 9.64% for 1999 from 10.01% for 1998. Interest income from the securities portfolio increased to $15.0 million for 1999 from $13.0 million for 1998, a $2.0 million or 15.4% increase. This was due primarily to a 20.7% increase in average securities held by the Bank and offset slightly by a decrease in yield from 6.20% in 1998 to 5.95% for 1999. Partially offsetting the interest income growth was an increase in interest expense, which grew to $12.6 million for 1999, compared to $11.1 million for 1998. This increase was the result of strong growth in average deposits, in particular, money market and savings deposits and certificates of deposit.

     1998 versus 1997. Net interest income totaled $12.7 million in 1998 compared to $10.9 million in 1997, an increase of $1.8 million or 16.5%. This resulted in net interest margins of 4.01% and 4.22% and net interest spreads of 2.91% and 3.23% for 1998 and 1997, respectively.

     The primary reason for higher net interest income was strong growth in outstanding loans. Yields on the loan portfolio increased to 10.01% from 9.90%. Interest and fees on loans increased to $10.8 million or 12.5% while interest on investment securities increased $2.6 million or 25.2%. Offsetting these increases was a large increase in interest expense due to the growth in savings and money market account balances and certificates of deposit and an increase in the rate paid to 4.59% from 4.51% for the year ended 1998 versus 1997.

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

                                                                        Year Ended December 31,
                             -------------------------------------------------------------------------------------------------------
                                             1999                             1998                               1997
                             --------------------------------   ---------------------------------   --------------------------------
                                 Average    Interest  Average    Average      Interest    Average    Average    Interest    Average
                              Outstanding   Earned/   Yield/   Outstanding   Earned/      Yield/  Outstanding   Earned/    Yield/
                                 Balance     Paid      Rate      Balance       Paid        Rate      Balance     Paid        Rate
                              -----------  --------  -------    -----------  --------    --------  -----------  --------   --------
                                                                      (Dollars in thousands)
Assets
Interest-earning assets:
Loans........................   $122,359  $11,801      9.64%    $107,749     $10,787      10.01%     $ 96,655     $ 9,572    9.90%
Securities...................    251,193   14,940      5.95      208,058      12,904       6.20       159,798      10,320    6.46
Federal funds sold and other
 Earning assets..............        717       52      7.25        1,230          86       6.99         1,030          49    4.76
                                --------  -------               --------     -------                 --------     -------
 Total interest-earning
    Assets...................    374,269   26,793      7.16      317,037      23,777       7.50       257,483      19,941    7.74
Less allowance for loan
 losses......................      1,255                           1,072                                  746
                                --------                        --------                             --------
Total earning assets, net of
 Allowance...................    373,014                         315,965                              256,737

Nonearning assets............     22,494                          22,128                               18,634
                                --------                        --------                             --------
    Total assets.............   $395,508                        $338,093                             $275,371
                                ========                        ========                             ========
Liabilities and
 Stockholders' equity
Interest-bearing liabilities:
Interest-bearing demand
 Deposits....................   $ 23,540  $   369      1.57%    $ 21,005     $   359       1.71%     $ 19,348     $   341    1.76%

Savings and money market
 Accounts....................    102,483    3,615      3.53       82,926       3,126       3.77        71,742       2,645    3.69

Certificates of deposit......    142,221    7,421      5.22      125,883       6,984       5.55       105,347       5,835    5.54
Repurchase agreements and
 Borrowed funds..............     22,637    1,205      5.32       11,086         599       5.40         4,582         254    5.54
                                --------  -------               --------     -------                 --------     -------
 Total interest-bearing
    Liabilities..............    290,881   12,610      4.34      240,900      11,068       4.59       201,019       9,075    4.51
                                          -------                            -------                              -------
Noninterest-bearing
 liabilities:
Noninterest-bearing demand
 Deposits....................     71,658                          62,446                               50,759

Other liabilities............      1,491                           2,466                                1,693
                                --------                        --------                             --------
 Total liabilities...........    364,030                         305,812                              253,471
Stockholders' equity.........     31,478                          32,281                               21,900
                                --------                        --------                             --------
 Total liabilities and
    Stockholders' equity.....   $395,508                        $338,093                             $275,371
                                ========                        ========                             ========
Net interest income..........             $14,183                            $12,709                              $10,866
                                          =======                            =======                              =======
Net interest spread (1)......                          2.82%                               2.91%                             3.23%
Net interest margin (2)......                          3.79%                               4.01%                             4.22%

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

                                                                     Year Ended December 31,
                                                  ----------------------------------------------------------
                                                        1999 vs. 1998                   1998 vs. 1997
                                                     Increase (Decrease)             Increase (Decrease)
                                                            Due to                         Due to
                                                  -----------------------------  ---------------------------
                                                   Volume      Rate      Total    Volume     Rate     Total
                                                  ---------  ---------  -------  --------  ---------  ------
                                                                    (Dollars in thousands)
Interest-earning assets:
 Loans..........................................    $1,463    $  (449)  $1,014     $1,099     $ 116   $1,215
 Securities.....................................     2,675       (639)   2,036      3,117      (533)   2,584
 Other earning assets...........................       (36)         2      (34)        10        27       37
                                                    ------    -------   ------     ------     -----   ------
  Total increase (decrease) in interest income..     4,102     (1,086)   3,016      4,226      (390)   3,836
                                                    ------    -------   ------     ------     -----   ------

Interest-bearing liabilities:
 Interest-bearing demand deposits...............        43        (33)      10         29       (11)      18
 Savings and money market accounts..............       737       (248)     489        412        69      481
 Certificates of deposit........................       907       (470)     437      1,138        11    1,149
 Borrowed funds.................................       624        (18)     606        361       (16)     345
                                                    ------    -------   ------     ------     -----   ------
  Total increase (decrease) in interest
      expense...................................     2,311       (769)   1,542      1,940        53    1,993
                                                    ------    -------   ------     ------     -----   ------
 Increase (decrease) in net interest income.....    $1,791    $  (317)  $1,474     $2,286     $(443)  $1,843
                                                    ======    =======   ======     ======     =====   ======

     Provisions for Loan Losses

     The 1999 provision for loan losses decreased to $600,000 from $612,000 in 1998, a decrease of $12,000 or 2.0%. The provision for year ended 1998 decreased to $612,000 from $877,000 in 1997, a decrease of $265,000 or 30.2%. The lower provision in 1999 and 1998 relates to lower loan loss experience and other economic trends and portfolio risks. In addition, a significant portion of the decrease from 1997 to 1998 was attributable to a provision for losses in the Company's credit card portfolio, which the Company sold in July 1998.

     Noninterest Income

     Noninterest income for the year ended December 31, 1999, was $2.7 million, a decrease of $200,000 or 6.9% over the same period in 1998. Noninterest income of $2.9 million earned in the year ended December 31, 1998, represented an increase of $400,000 or 16.0% over the same period in 1997. The following table presents for the periods indicated the major components of noninterest income:

                                                                              Year Ended December 31,
                                                                            ------------------------
                                                                              1999    1998    1997
                                                                            ------   ------  ------
                                                                             (Dollars in thousands)
Service fees..........................................................       $2,362   $2,036  $1,950
Net realized gains (losses) on sale of available-for-sale securities..           (3)     248     263
Other operating income................................................          338      578     294
                                                                             ------   ------  ------
 Total noninterest income.............................................       $2,697   $2,862  $2,507
                                                                             ======   ======  ======

     Service fees were $2.4 million for the year ended December 31, 1999, compared to $2.0 million earned for the year ended December 31, 1998. From 1997 to 1998 service fees increased $86,000 or 4.4%. This increase is primarily attributable to an increase in the number of deposit accounts from 23,144 at December 31, 1997, to 25,972 at December 31, 1998, to 28,521 at December 31, 1999.

     Other operating income decreased from $578,000 in 1998 to $338,000 in 1999. This represents a decrease of $240,000 or 41.5%. During 1998, a recovery in the amount of $229,000 was received from the bank's bonding company due to a defalcation by a former employee.

     Noninterest Expenses

     For the year ended December 31, 1999, noninterest expenses totaled $10.1 million, an increase of $700,000 or 7.4% from $9.4 million in 1998, which had increased $1.8 million or 23.7% from $7.6 million in 1997. The increase in noninterest expenses during these periods was due primarily to increases in salaries and benefits, general and administrative expenses, and data processing. The efficiency ratio was 59.96% in 1999, 61.03% in 1998, and 58.31% in 1997. The percentage increase from 1997 to 1998 was due primarily to an increase in staff to accommodate the Company's growth which included the opening of a new full service branch office in northwest Houston.

     Salary and benefits and general and administrative expenses for the year ended December 31, 1999, were $6.9 million, an increase of $800,000 or 13.1% from $6.1 million for the year ended December 31, 1998. Salary and benefits and general and administrative expenses for the year ended December 31, 1998, were up $1.1 million or 22.0% from the same period in 1997. The increase in both years was due primarily to the hiring of additional personnel required to accommodate the Bank's growth. Total full-time equivalent employees at December 31, 1999, 1998, and 1997 were 121, 110, and 99, respectively.

     Net occupancy and equipment maintenance expenses increased $28,000 and $18,000 or 4.6% and 3.1% in 1999 and 1998, respectively. This increase in expenses is attributable to the Northwest office which officed in a temporary facility from May 1998 to September 1999 when it moved into the new permanent facility. Major categories included within occupancy expense are building lease expense, depreciation expense, and maintenance expense. Depreciation expense increased $37,000 and $18,000 or 8.7% and 4.4% in 1999 and 1998, respectively. These increases were due primarily to depreciation on branch offices, equipment provided to new employees and expenses related to technology upgrades throughout the Bank. Maintenance expense for equipment and building for the year ended December 31, 1999, was $293,000, an increase of $8,000 or 2.8% compared to $285,000 in 1998 and $232,000 in 1997.

     Data processing expenses during 1999 were $975,000, an increase of $76,000 or 8.5% from $899,000 during 1998, which had increased $104,000 or 13.1% from $795,000 during 1997. This increase was primarily due to a renegotiation of the Bank's contract for data processing services which are handled by a third party vendor and the increase in the number of the Bank's deposit accounts.

     Postage and printing expense during 1999 decreased to $393,000 from $485,000 in 1998, a decrease of 19.0%. From 1997 to 1998, postage and printing increased $71,000, or 17.1%.

     Professional fees during 1999 decreased to $549,000 from $621,000 in 1998, a difference of $72,000 or 11.6%. Professional fees during 1998 increased to $621,000 from $353,000 during 1997, an increase of $268,000 or 75.9%. The increase in 1998 over 1999 and 1997 is attributed to professional, accounting and legal fees related to the formation of the Company and reorganization into a holding company. Also, fees related to an efficiency expert, transfer agent fees, and professional fees associated with CRA also contributed to this increase.

     Deposit insurance premiums paid by the Bank totaled $38,000 for 1999 compared to $32,000 for 1998. Deposit insurance premiums were increased effective as of January 1, 1997, to $0.013 per $100 of deposits from $500 per quarter in 1996. See "Business -- Supervision and Regulation."

     Income taxes

     The income tax provision includes both current and deferred income tax amounts using the statutory rates currently in effect. The amount of income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense, and the amount of other nondeductible expenses. In 1999, income tax expense was $1.2 million, an increase of $100,000 or 9.1% from $1.1 million in 1998. In 1997, income tax expense was also $1.1 million. The effective tax rates for 1999, 1998, and 1997, respectively, were 19.5%, 20.0%, and 23.8%.

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

Financial Condition

     Loan Portfolio

     Total loans increased by $27.8 million or 25.0% to $139.2 million at December 31, 1999. During 1998, total loans increased $8.5 million or 8.3% to $111.4 million from $102.9 million at December 31, 1997. The increase in 1998 is net of the sale of the Company's credit card program, which accounted for $2.0 million in the loan portfolio.

     At December 31, 1999, total loans represented 40.2% of deposits and 33.8% of total assets. Total loans as a percentage of deposits were 33.7% at December 31, 1998, as compared to 39.4% at December 31, 1997. Total loans as a percentage of total assets were 29.5% at December 31, 1998, as compared with 34.8% at December 31, 1997.

     The following table summarizes the loan portfolio of the Bank by major category as of the dates indicated:

                                                                                      December 31,
                                      ----------------------------------------------------------------------------------------------
                                                1999              1998               1997                1996              1995
                                      ------------------- ------------------  ------------------  ----------------- ----------------
                                       Amount     Percent  Amount    Percent   Amount    Percent   Amount   Percent  Amount  Percent
                                      --------   -------- --------  --------  --------   -------  -------  -------- ------- --------
Commercial and industrial.........      $ 30,278   21.8%   $ 23,836    21.4%   $ 25,230    24.5%   $22,717   24.9%   $18,180   26.8%

Real estate:

 Construction and land
   development....................        17,602   12.6      11,144    10.0      10,673    10.4      6,285    6.9      3,240    4.8

 1-4 family residential...........        16,570   11.9      11,161    10.0      10,808    10.5     11,245   12.3      8,329   12.3

 Commercial owner occupied........        33,858   24.3      25,760    23.1      17,846    17.3     15,998   17.5      9,912   14.6


 Other............................           705    0.5         643     0.6         378     0.4        340    0.4        100    0.1

Consumer..........................        40,198   28.9      38,816    34.9      37,940    36.9     34,699   38.0     28,114   41.4
                                        -------- --------  --------  --------  --------  -------   ------- ------    ------- -------
 Total loans......................      $139,211  100.0%   $111,360   100.0%   $102,875   100.0%   $91,284  100.0%   $67,875  100.0%
                                        ======== =======   ========  =======   ========  =======   ======= ======    ======= =======

     The primary lending focus of the Company is on small commercial businesses, commercial and residential real estate, and consumer loans. The Company offers a variety of commercial lending products including term loans, lines of credit, and equipment financing. A broad range of short and medium-term commercial loans, both collateralized and uncollateralized, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisitions of real estate and improvements), and the purchase of equipment and machinery. The purpose of a particular loan generally determines its structure. While the Company's lending limit is approximately $5.2 million, its largest currently outstanding loan is approximately $2.3 million, and the average size of its 20 largest loans is approximately $904,000. The Company generally seeks a mix of 50% consumer loans, 25% small business loans, and 25% real estate loans although the mix will vary from time-to-time due to market conditions and the Company's policy allows for a variance of up to 10% in any category.

     The Company seeks credit risks of good quality within its target markets that display stable operating histories and cash flows and secondary sources of repayment from tangible collateral and personal guarantees. Generally, the Company's commercial loans are underwritten in the Company's primary market area on the basis of the borrower's ability to service such debt from income. The Company maintains rigorous credit approval and credit quality assurance policies. Under these policies, all loans in excess of $50,000 that are not collateralized by a certificate of deposit, a deposit account, or vehicles must be approved by the Company's loan committee, which includes four outside directors. The loan committee meets on an as needed basis in order to provide prompt response to customer's loan requests. As a general practice, the Company takes as collateral a lien on any available real estate, equipment, or other assets and personal guarantees. Working capital loans are primarily collateralized by short-term assets whereas term loans are primarily collateralized by long-term assets. Business loans secured by assets other than real estate generally range from $20,000 to $100,000 with the largest such loan being $1,700,000.

     A substantial portion of the Company's real estate loans consists of loans collateralized by real estate and other assets of commercial customers. Real estate loans range from $10,000 to $2.3 million. The Company originates single-family residential mortgage loans collateralized by owner-occupied properties through the Company's subsidiary CNB Mortgage Company. At its main office, the Company accepts mortgage applications, gathers necessary information and documentation, processes applications, and approves applicants in accordance with the underwriting guidelines of the purchasers of the mortgages. The

Company currently sells all residential mortgages it originates at closing and does not service any residential mortgages.

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

     Consumer loans made by the Company include automobile loans, recreational vehicle loans, boat loans, home improvement loans, personal loans (collateralized and uncollateralized), and deposit account collateralized loans. The terms of these loans typically range from 12 to 84 months and vary based upon the nature of collateral and size of loan. Consumer loans typically range from $5,000 to $30,000 with the largest consumer loan being $182,000.

     The contractual maturity ranges of the commercial and industrial, real estate mortgage, and real estate construction loan portfolio and the amount of such loans with fixed interest rates and floating rates in each maturity range as of December 31, 1999, are summarized in the following table:

                                                 December 31, 1999
                                       --------------------------------------
                                                 After One    After
                                       One Year   Through     Five
                                       or Less   Five Years   Years    Total
                                       --------  ----------  -------  -------
                                               (Dollars in thousands)
Commercial and industrial............   $15,015     $14,652  $   611  $30,278
Real estate mortgage.................     7,477      15,530   28,126   51,133
Real estate construction.............     9,570       2,790    5,242   17,602
                                        -------     -------  -------  -------
 Total...............................   $32,062     $32,972  $33,979  $99,013
                                        =======     =======  =======  =======

Loans with a fixed interest rate.....   $18,259     $28,957  $30,243  $77,459
Loans with a floating interest rate..    13,803       4,015    3,736   21,554
                                        -------     -------  -------  -------
 Total...............................   $32,062     $32,972  $33,979  $99,013
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

     The Company's conservative lending approach has resulted in strong asset quality. Nonperforming assets at December 31, 1999, were $1.3 million, compared with $507,000 at December 31, 1998, and $1.3 million at December 31, 1997. This resulted in a ratio of nonperforming assets to loans plus other real estate of 0.92%, 0.46% and 1.31% at December 31, 1999, 1998, and 1997, respectively. The amount at December 31, 1997 was due to a number of 1-4 family construction loans that were in the process of being converted from construction loans to permanent loans and sold but had not been converted at year-end. $624,000 of these loans were converted and sold in January 1998, which reduced total nonperforming assets to approximately $725,000, resulting in a ratio of nonperforming loans to loans plus other real estate of 0.70% and a ratio of nonperforming assets to total assets of 0.25%.

     The amount at December 31, 1999, was due to the foreclosure by the Bank on certain real property securing a loan. Subsequent to year-end, the Bank sold this property for an amount substantially equal to the loan amount.

     Loans listed as nonaccrual and restructured loans are not considered to be material. If interest had been accrued on nonaccrual loans, such income would have been approximately $11,017, $17,000 and $30,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

     The following table presents information regarding nonperforming assets as of December 31, 1995 through 1999:

                                                               December 31,
                                                 ----------------------------------------
                                                  1999     1998    1997     1996    1995
                                                 -------  ------  -------  ------  ------
                                                        (Dollars in thousands)
Nonaccrual loans...............................  $   54   $ 239   $  279   $ 301   $ 323
Accruing loans 90 or more days past due........     358     174    1,016     191      97
Restructured loans.............................      31      40       54      30      38
Other real estate and foreclosed property......     850      54       --      --      --
                                                 ------   -----   ------   -----   -----
  Total nonperforming assets...................  $1,293   $ 507   $1,349   $ 522   $ 458
                                                 ======   =====   ======   =====   =====

Nonperforming assets to total loans and other
 real estate...................................    0.92%   0.46%    1.31%   0.57%   0.67%
Nonperforming assets to total assets...........    0.31    0.13     0.46    0.20    0.20

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

     Management believes that the allowance for loan losses at December 31, 1999, is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods, which could be greater than the size of the allowance at December 31, 1999.

     The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data for the years ended December 31, 1995 through 1999:

                                                                Years Ended December 31,
                                                     ----------------------------------------------
                                                       1999     1998     1997      1996      1995
                                                     -------  --------  -------  --------  --------
                                                                (Dollars in thousands)
Allowance for loan losses at
  January 1......................                   $ 1,183   $ 1,009   $  687   $   484   $   522
Provision for loan losses........                       600       612      877       655       200
Charge-offs......................                      (714)     (569)    (636)     (478)     (271)
Recoveries.......................                       258       131       81        26        33
                                                    -------   -------   ------   -------   -------
Allowance for loan losses at
  December 31....................                   $ 1,327   $ 1,183   $1,009   $   687   $   484
                                                    =======   =======   ======   =======   =======

Allowance to period-end loans....                      0.95%     1.06%    0.98%     0.75%     0.71%
Net charge-offs (recoveries) to
  average loans..................                      0.37      0.41     0.57      0.55      0.39
Allowance to period-end
  nonperforming loans............                    299.55    261.15    74.80    131.61    105.68

     The following tables describe the allocation of the allowance for loan losses among various categories of loans and certain other information as of the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future loan losses may occur. The total allowance is available to absorb losses from any segment of loans.


                                                    December 31,
                                        ------------------------------------
                                              1999               1998
                                        -----------------  -----------------
                                                 Percent            Percent
                                                of Loans           of Loans
                                                to Total           to Total
                                        Amount    Loans    Amount    Loans
                                        ------  ---------  ------  ---------
                                               (Dollars in thousands)
Balance of allowance for loan losses
 applicable to:
  Commercial and industrial...........  $   29      21.8%  $  200      21.4%
  Real estate.........................       8      49.3       --      43.7
  Consumer............................      93      28.9      382      34.9
  Unallocated.........................   1,197                601
                                        ------             ------
Total allowance for loan losses.......  $1,327             $1,183
                                        ======             ======


                                                               December 31,
                                        ------------------------------------------------------
                                             1997                 1996               1995
                                        ----------------   ----------------  -----------------
                                                Percent            Percent            Percent
                                                of Loans           of Loans           of Loans
                                                to Total           to Total           to Total
                                        Amount   Loans     Amount   Loans     Amount   Loans
                                        ------  --------   ------  --------   ------  --------
                                                       (Dollars in thousands)
Balance of allowance for loan losses
 applicable to:
  Commercial and industrial...........  $  287      24.5%  $  194      24.9%    $121      26.8%
  Real estate.........................      41      38.6       48      37.1       51      31.8
  Consumer............................     547      36.9      354      38.0      312      41.4
  Unallocated.........................     134                 91                 --
                                        ------             ------             ------
Total allowance for loan losses.......  $1,009             $  687               $484
                                        ======             ======             ======

     The Company follows Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting for Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosure." Under SFAS No. 114, as amended, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is based on the present value of expected future cash flows discounted at the loan's effective interest rate or the loan's observable market price or based on the fair value of the collateral if the loan is collateral-dependent.

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

     In November 1995, the Financial Accounting Standards Board issued "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" which provided a one-time reassessment of the appropriateness of the classifications of all securities. Based on such reassessment, the Company transferred a portion of its securities in the held-to-maturity portfolio to the available-for-sale portfolio in November 1995. The transferred securities had an amortized cost of approximately $27.1 million and net unrealized gains of approximately $930,000. The transfer resulted in an increase of approximately $614,000 to stockholders' equity net of deferred income tax of $316,000. Such reassessment did not change management's intent to hold other debt securities to maturity in the future.

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

     The following table summarizes the amortized cost of securities held by the Company as of the dates shown:

                                                        December 31,
                                      ------------------------------------------------
                                        1999      1998      1997      1996      1995
                                      --------  --------  --------  --------  --------
                                                   (Dollars in thousands)
U.S. Government and agency
  Securities........................  $ 53,510  $ 71,812  $ 66,140  $ 66,632  $ 72,809
Mortgage-backed securities..........   133,556   112,051    50,497    52,600    48,748
Obligations of state and political
  Subdivisions......................    60,489    55,315    48,884    25,962    23,992
Other securities....................     2,536     2,682     2,508     1,794       958
                                      --------  --------  --------  --------  --------
  Total securities..................  $250,091  $241,860  $168,029  $146,988  $146,507
                                      ========  ========  ========  ========  ========

     The following table summarizes the carrying value and classification of securities as of the dates shown:

                                                          December 31,
                                                  ----------------------------
                                                    1999      1998      1997
                                                  --------  --------  --------
                                                     (Dollars in thousands)

Available-for-sale............................    $125,208  $164,796  $ 93,036
Held-to-maturity..............................     119,123    79,728    76,795
                                                  --------  --------  --------
Total securities..............................    $244,331  $244,524  $169,831
                                                  ========  ========  ========

     The following tables present the amortized cost of securities classified as available-for-sale and their approximate values at December 31, 1999, December 31, 1998, and December 31, 1997:

                                            December 31, 1999                             December 31, 1998
                              --------------------------------------------  --------------------------------------------
                                           Gross        Gross                            Gross        Gross
                              Amortized  Unrealized  Unrealized     Fair    Amortized  Unrealized  Unrealized     Fair
                                Cost        Gain        Loss       Value      Cost        Gain        Loss       Value
                              ---------  ----------  -----------  --------  ---------  ----------  -----------  --------
                                                                (Dollars in thousands)
U.S. Government and agency
  Securities................   $ 35,877  $       --     $(1,289)  $ 34,588   $ 62,078  $      927  $       --   $ 63,005
Mortgage-backed securities..     32,066          28        (583)    31,511     42,057         172        (132)    42,097
Obligations of state and
 political subdivisions.....     60,489          50      (3,966)    56,573     55,315       1,757         (60)    57,012
Other securities............      2,536          --          --      2,536      2,682          --          --      2,682
                               --------  ----------     -------   --------  ---------  ----------  ----------   --------
  Total securities..........   $130,968  $       78     $(5,838)  $125,208   $162,132  $    2,856  $     (192)  $164,796
                               ========  ==========     =======   ========  =========  ==========  ==========   ========

                                                                                         December 31, 1997
                                                                            --------------------------------------------
                                                                                         Gross       Gross
                                                                            Amortized  Unrealized  Unrealized     Fair
                                                                              Cost        Gain        Loss       Value
                                                                            ---------  ----------  ----------   --------
                                                                                        (Dollars in thousands)
U.S. Government and agency
 Securities...........................................................      $  17,085  $      262  $       (1)  $ 17,346
Mortgage-backed securities............................................         22,757         259          --     23,016
Obligations of state and
 political subdivisions...............................................         48,884       1,363         (81)    50,166
Other securities......................................................          2,508          --          --      2,508
                                                                            ---------  ----------  ----------   --------
  Total securities....................................................      $  91,234  $    1,884  $      (82)  $ 93,036
                                                                            =========  ==========  ==========   ========

     The following tables present the amortized cost of securities classified as held-to-maturity and their approximate fair values at December 31, 1999, December 31, 1998, and December 31, 1997:

                                            December 31, 1999                             December 31, 1998
                              --------------------------------------------  ------------------------------------------
                                           Gross        Gross                            Gross        Gross
                              Amortized  Unrealized  Unrealized     Fair    Amortized  Unrealized  Unrealized    Fair
                                Cost        Gain        Loss       Value      Cost        Gain        Loss       Value
                              ---------  ----------  -----------  --------  ---------  ----------  -----------  -------
                                                               (Dollars in thousands)
U.S. Government and agency
   Securities...............   $ 17,633  $       --     $  (812)  $ 16,821    $ 9,734  $       44   $     (30)  $ 9,748
Mortgage-backed securities..    101,490          58      (4,285)    97,263     69,994         188        (215)   69,967
                               --------  ----------     -------   --------    -------  ----------   ---------   -------
   Total securities.........   $119,123  $       58     $(5,097)  $114,084    $79,728  $      232   $    (245)  $79,715
                               ========  ==========     =======   ========    =======  ==========   =========   =======


                                                                         December 31, 1997
                                                            -------------------------------------------
                                                                         Gross        Gross
                                                            Amortized  Unrealized  Unrealized    Fair
                                                              Cost        Gain        Loss       Value
                                                            ---------  ----------  -----------  -------
                                                                      (Dollars in thousands)

U.S. Government and agency securities.................        $49,055      $  982       $ (24)  $50,013
Mortgage-backed securities............................         27,740         195        (379)   27,556
                                                              -------      ------       -----   -------
 Total securities.....................................        $76,795      $1,177       $(403)  $77,569
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

     At December 31, 1999, securities totaled $244.3 million, an decrease of $200,000 from $244.5 million at December 31, 1998. During 1998, securities increased $74.7 million from $169.8 million at December 31, 1997. The yield on the securities portfolio for 1999 was 5.95% while the yield was 6.20% in 1998 and 6.46% in 1997.

     At December 31, 1999, 95.8% of the mortgage-backed securities held by the Company had final maturities of more than 10 years. At December 31, 1999, approximately $34.0 million of the Company's mortgage-backed securities earned interest at floating rates and repriced within one year, and, accordingly, were less susceptible to declines in value should interest rates increase.

     The following table summarizes the contractual maturity of investments on an amortized cost basis (including securities and interest-bearing deposits) and their weighted average yields at December 31, 1999 (the yields on tax exempt obligations have not been adjusted to their tax equivalent basis):

                                                               December 31, 1999
                              ------------------------------------------------------------------------------------
                                                 After One       After Five
                                                 Year but         Years but
                                  Within          Within           Within
                                 One Year       Five Years        Ten Years     After Ten Years
                              --------------  ---------------  ---------------  ----------------
                              Amount  Yield   Amount   Yield   Amount   Yield    Amount   Yield    Total    Yield
                              ------  ------  -------  ------  -------  ------  --------  ------  --------  ------
                                                             (Dollars in thousands)
U.S. Government and agency
    Securities..............  $  -0-     --%  $ 8,998   5.80%  $43,076   6.90%  $  1,436   2.71%  $ 53,510   6.60%
Mortgage-backed securities..   1,531   6.26       573   7.46     3,494   7.02    127,958   6.38    133,556   6.40
Obligations of states and
   political subdivisions...     225   6.89     3,395   4.85       -0-     --     56,869   5.21     60,489   5.19
Other securities............     -0-     --       -0-     --       -0-     --      2,536   5.56      2,536   5.56
Interest-bearing deposits...      68   7.25       -0-     --       -0-     --        -0-     --         68   7.25
                              ------   ----   -------   ----   -------  -----   --------   ----   --------   ----
   Total securities.........  $1,824   6.36%  $12,966   5.62%  $46,570   6.92%  $188,799   5.99%  $250,159   6.09%
                              ======   ====   =======   ====   =======  =====   ========   ====   ========   ====

     Deposits

     The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of demand, savings, NOW accounts, money market, and time accounts. The Company relies primarily on advertising, competitive pricing policies, and customer service to attract and retain these deposits. As of December 31, 1999, the Company has no deposits classified as brokered funds.

Deposits provide generally all the funding for the Company's lending and investment activities and the interest paid for deposits must be managed carefully to control the level of interest expense.

     The Company's ratio of average noninterest-bearing demand deposits to average total deposits for the years ended December 31, 1999, 1998, and 1997 were 21.1%, 21.4%, and 20.4%, respectively.

     Average total deposits during 1999 increased to $339.9 million from $292.3 million in 1998, an increase of $47.6 million or 16.3%. In addition, average noninterest-bearing deposits increased to $71.7 million in 1999 from $62.4 million in 1998 due to the increase in the number of deposit accounts. Average deposits in 1998 rose to $292.3 million from $247.2 million in 1997, an increase of $45.1 million or 18.2%.

     The daily average balances and weighted average rates paid on deposits for each of the years ended December 31, 1999, 1998 and 1997 are presented below:

                                                 Year Ended December 31,
                                    -------------------------------------------------
                                         1999             1998             1997
                                    ---------------  ---------------  ---------------
                                     Amount   Rate    Amount   Rate    Amount   Rate
                                    --------  -----  --------  -----  --------  -----
                                                 (Dollars in thousands)
NOW accounts......................  $ 23,540  1.57%  $ 21,005  1.71%  $ 19,348  1.76%
Regular savings...................     8,086  1.98      7,429  2.18      6,731  2.24
Money market......................    94,397  3.67     75,497  3.93     65,010  3.84
CDs less than $100,000............    79,551  5.16     70,862  5.50     61,097  5.53
CDs $100,000 and over.............    41,027  5.26     35,103  5.59     27,544  5.52
IRAs & QRPs.......................    21,643  5.36     19,918  5.67     16,706  5.62
                                    --------  ----   --------  ----   --------  ----
 Total interest-bearing deposits..   268,244  4.25%   229,814  4.49%   196,436  4.38%
Noninterest-bearing deposits......    71,658    --     62,446    --     50,759    --
                                    --------  ----   --------  ----   --------  ----
 Total deposits...................  $339,902  3.36%  $292,260  3.58%  $247,195  3.57%
                                    ========  ====   ========  ====   ========  ====

     The following table sets forth the maturity and repricing of the Company's certificates of deposit that are $100,000 or greater as of the dates indicated:

                                                                  December 31,
                                                            -------------------------
                                                             1999     1998     1997
                                                            -------  -------  -------
                                                             (Dollars in thousands)
3 months or less........................................    $15,004  $10,462  $ 9,000
Between 3 months  and 1 year............................     21,061   25,520   15,110
Over 1 year.............................................     10,544    6,126    7,063
                                                            -------  -------  -------
 Total CDs $100,000 and over............................    $46,609  $42,108  $31,173
                                                            =======  =======  =======

     Borrowings

     Other borrowings generally represent borrowings from the FHLB. FHLB advances may be utilized from time to time as either a short-term funding source (maturities ranging from one to thirty-five days) or a longer-term funding source. Information relating to these borrowings is summarized as follows:

                                                                    December 31,
                                                            ----------------------------
                                                              1999      1998      1997
                                                            --------  --------  --------
                                                               (Dollars in thousands)
Other borrowings:
     Average.............................................   $22,637   $11,086   $ 4,582
     Year-end............................................    34,079    11,100     -- (1)
     Maximum month-end balance during year...............    34,079    21,669    15,100
Interest rate:
      Average............................................     5.32%     5.40%     5.53%
      Year-end (weighted)................................     5.30%     5.38%       --

_________________________
(1)  There were no borrowings at year-end.

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

     The Company manages its interest rate risk by structuring its balance sheet in the ordinary course of business. During 1999 and 1998 the Company did not and does not currently enter into derivative financial instruments such as leveraged derivatives, structured notes, interest rate swaps, caps or floors, financial options, financial futures contracts, or forward delivery contracts for the purpose of reducing its exposure to interest rate risks.

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

     The following table sets forth an interest rate sensitivity analysis based upon anticipated cash flow for the Company as of December 31, 1999:

                                                       Volumes Subject to Repricing Within
                                              ----------------------------------------------------
                                                                                 After
                                                0-90      91-364       1-3       Three
                                                Days       Days       Years      Years      Total
                                              --------   --------   --------   --------   --------
                                                             (Dollars in thousands)
Interest-earning assets:
 Securities and interest-earning funds......  $ 27,152   $ 28,181   $ 36,022   $158,804   $250,159
 Loans......................................    32,544     21,472     31,280     53,569    138,865
 Overdrafts.................................       346         --         --         --        346
                                              --------   --------   --------   --------   --------
    Total interest-earning assets...........    60,042     49,653     67,302    212,373    389,370

Interest-bearing liabilities:
 Demand, money market and savings
  Deposits..................................  $ 19,417   $ 57,028   $ 27,161   $ 26,101   $129,707
 Certificates of deposit,
  other time deposits and borrowings........    60,996     60,523     18,675     35,945    176,139
                                              --------   --------   --------   --------   --------
  Total interest-bearing liabilities........    80,413    117,551     45,836     62,046    305,846
                                              --------   --------   --------   --------   --------
Period GAP..................................  $(20,371)  $(67,898)  $ 21,466   $150,327   $ 83,524
Cumulative GAP..............................  $(20,371)  $(88,269)  $(66,803)  $ 83,524
Period GAP to total assets..................    (4.95)%   (16.49)%      5.21%     36.51%
Cumulative GAP to total assets..............    (4.95)%   (21.44)%   (16.23)%     20.28%
Cumulative interest-earning assets to
   cumulative interest-bearing liabilities..     74.67%     55.41%     72.60%    127.31%

     The preceding table reflects a one-year cumulative GAP position at December 31, 1999, of negative $88.3 million or 21.4% of assets and a cumulative liability-sensitive balance sheet over a one-year time frame that likely will more positively affect net interest income if rates fall than if they rise. However, while the GAP analysis is widely used in the industry, it is unable to capture other factors affecting the sensitivity of the balance sheet, such as time lags required for certain assets and liabilities to reprice because of their varying sensitivity to changes in market interest rates. Furthermore, included in the total for rate sensitive liabilities are $32.3 million in savings and NOW accounts. While immediately repricable, the rates paid on these deposit accounts will not change in direct correlation with changes in the general level of short-term interest rates. For example, if the Bank's base lending rate declines by 100 basis points, the interest rate paid on these deposits will not immediately decline by the full 100 basis points. Conversely, if lending rates increase by the same amount, the rates paid on these deposits will likewise not increase immediately or by the full 100 basis points.

     Shortcomings are inherent in any GAP analysis because certain assets and liabilities may not move proportionally as interest rates change. Consequently, in addition to GAP analysis, the Company uses a simulation model and shock analysis to test the interest rate sensitivity of net interest income and the balance sheet, respectively. Based on the Company's December 31, 1999, simulation analysis, the Company estimates that a 200 basis point rise in interest rates over the next twelve-month period would result in a 12.0% decline in net interest income. This is a result of the Company maintaining a significant portion of its interest earning assets in fixed rate securities rather than adjustable rate securities or loans tied to a prime lending rate that adjusts as interest rates change.

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

     Liquidity involves the Company's ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements, and otherwise to operate the Company on an ongoing basis. During 1999, the Company's liquidity needs were primarily met by growth in deposits, as previously discussed. Access to borrowed funds from the FHLB is available and has been utilized to take advantage of investment opportunities. The Company's cash position, supplemented by amortizing securities and loan portfolios, has generally created an adequate liquidity position.

     FHLB advances may be utilized from time to time as either a short-term funding source or a long-term funding source. FHLB advances can be particularly attractive as a long-term funding source to balance interest rate sensitivity and reduce interest rate risk. These borrowing programs are available as either a short-term financing arrangement (usually with maturities ranging from 1-35 days) or as a long-term financing arrangement. Under either of these two arrangements, the Company is required to hold a certain amount of FHLB stock. Generally, FHLB borrowings are limited to a maximum of 75% of the Company's 1-4 family mortgage loans before specific collateral is required. A secondary source of collateral is the delivery of eligible securities. At December 31, 1999, the Company had approximately $125 million in eligible securities maintained in safekeeping at the FHLB. In addition, the Company may deliver other collateral which includes credit card and installment loans and are usually assigned a loan-to-value ratio of approximately 90%. With regards to the above, total advances are limited to 50% of assets or total eligible collateral, whichever is less. At December 31, 1999, the Company did not have any additional borrowings available without purchasing additional stock from the FHLB.

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

     Capital Resources

     Stockholders' equity decreased to $29.9 million at December 31, 1999, from $33.4 million at December 31, 1998, an decrease of $3.5 million, or 10.5%. This decrease was primarily the result of net income of $5.0 million, a net change in comprehensive income of $5.5 million, and dividends declared of $2.9 million. During 1998, stockholders' equity increased by $1.8 million, or 5.7%, from $31.6 million at December 31, 1997.

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

     The following table provides a comparison of the Bank's leverage and risk-weighted capital ratios as of December 31, 1999, to the minimum regulatory standards:

                                                           Well
                                                       Capitalized
                                              Minimum    Minimum    Bank
                                             Required   Required   Ratio
                                             ---------  ---------  ------

Leverage ratio...........................      3.00% (1)  5.00%     8.52%
Tier 1 risk-based capital ratio..........      4.00%      6.00%    17.59%
Risk-based capital ratio.................      8.00%     10.00%    18.28%

_______________________
(1) The OCC has the authority to require the Bank to maintain a leverage ratio of up to 200 basis points above the required minimum.

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

     Interest Rate Risk. The Company's earnings depend to a substantial extent on "rate differentials", i.e., the differences between the income the Company earns on loans, securities, and other earning assets, and the interest expense it pays to obtain deposits and other liabilities. These rates are highly sensitive to many factors that are beyond the Company's control, including general economic conditions and the policies of various governmental and regulatory authorities. Increases in the discount rate by the Federal Reserve

Board usually lead to rising interest rates, which affect the Company's interest income, interest expense, and securities portfolio. Also, governmental policies, such as the creation of a tax deduction for individual retirement accounts, can increase savings and affect the Company's cost of funds. From time to time, maturities of assets and liabilities are not balanced and a rapid increase in interest rates could have an adverse effect on the net interest margin and results of operations of the Company. To the extent that the Company maintains a significant percentage of its assets in investment securities, a rapid increase or decrease in interest rates could have a greater adverse effect on the Company's net interest margin and results of operation. The nature, timing, and effect of any future changes in federal monetary and fiscal policies on the Company and its results of operations are not predictable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Interest Rate Sensitivity and Liquidity."

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

The effects of any potential changes cannot be predicted but could adversely affect the business and operations of the Company in the future. See "Business -- Supervision and Regulation."

     Dividend History and Restrictions on Ability to Pay Dividends. While the Company has paid dividends on the Common Stock each year since 1986 and in the future plans to pay dividends based on its earnings and capital requirements, there is no assurance that the Company will pay dividends in the future. The payment of dividends by the Company is subject to restrictions imposed by federal banking laws, regulations, and authorities. Without approval of the OCC, dividends from the Bank to the Company in any calendar year may not exceed the Bank's net income for that year, plus its retained net income for the preceding two years, less any required transfers to capital surplus or to a fund for the retirement of any preferred stock. In addition, a dividend may not be paid in excess of a bank's undivided profits. Under these restrictions, as of December 31, 1999, approximately $4.8 million was available for payment of dividends (without prior regulatory approval) by the Bank to the Company.

     The federal banking statutes also prohibit a national bank from making any capital distribution (including a dividend payment) if, after making the distribution, the institution would be "undercapitalized," as defined by statute. In addition, the relevant federal regulatory agencies also have authority to prohibit a national bank from engaging in an unsafe or unsound practice as determined by the agency in conducting its business. The payment of dividends could be deemed to constitute such an unsafe or unsound practice, depending upon the financial condition of the Bank. Regulatory authorities could also impose administratively stricter limitations on the ability of the Bank to pay dividends if such limits were deemed appropriate by such regulatory authorities to preserve the Bank's capital. See "Market for Registrant's Common Stock and Related Stockholder Matters" and "Business -- Supervision and Regulation."

     Dependence on Key Personnel. The Bank is dependent on certain key personnel, including Frank G. Cook, B. Ralph Williams, Randall W. Dobbs, Joseph
E. Ives, Mary A. Walker, Sheila J. Scantlin, Robert J. Kramer, John M. James and Charles H. Arnold each of whom has relationships with customers of the Bank that the Company considers important to its business. The loss of such individuals or other members of senior management could have an adverse effect on the Company's growth and profitability. See "Executive Officers of the Registrant."

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

     Management's Ownership Interest and Possible Effects. The Company's directors and executive officers beneficially own approximately 27.72% of the outstanding shares of Common Stock. Accordingly, such persons will be able to influence, to a significant extent, the outcome of matters required to be submitted to the Company's stockholders for approval, including decisions relating to the election of directors of the Company, the determination of day-to-day management policies of the Company, and other significant transactions, which may include taking actions that may be inconsistent with the interests of non-affiliated stockholders.

     Regulation of Control. Any person (individual or entity), alone or acting in concert, seeking to acquire 25% or more of any class of voting securities of, or otherwise to acquire "control" of, the Company is required to seek the prior approval of the Federal Reserve Board under the Change in Bank Control Act and regulations issued by the Federal Reserve Board. It is presumed, unless rebutted, that an acquisition or other disposition of voting securities of the Company through which any person alone or acting in concert with other persons, proposes to acquire ownership of, or the power to vote, 10% or more of a class of voting securities of the Company constitutes the acquisition of "control" of the Company. In such event, such acquiring person or persons would be required to obtain the approval of the Federal Reserve Board. See "Business --Supervision and Regulation."

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

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

      The Company's primary market risk exposure is interest rate risk. For information regarding the interest rate risk exposure of the Company's financial instruments, see "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Interest Rate Sensitivity and Liquidity" beginning on page 34. The Company's financial instruments generally are not subject to market risks associated with foreign currency exchange rate risk, commodity price risk, or other market risks or price risks (such as equity price risk). The Company did not use derivative financial instruments (such as futures, forwards, swaps, options, and other financial instruments with similar characteristics) to manage its interest rate risk during the years ended December 31, 1998, and 1999.

Item 8.  Financial Statements and Supplementary Data.

Consolidated Quarterly Financial Information

     The following tables present certain unaudited financial information concerning the Company's results of operations for each of the two years ended December 31, 1999. The information should be read in conjunction with the Consolidated Financial Statements of the Company and notes thereto included elsewhere in this Annual Report.

                                                                Quarter Ended 1999
                                                   ---------------------------------------------
                                                   December 31   September 30  June 30  March 31
                                                   -----------   ------------  -------  --------
                                                              (Dollars in Thousands)
Interest income..........................              $7,133        $6,810   $6,532    $6,318
Interest expense.........................               3,319         3,197    3,083     3,011
                                                       ------        ------   ------    ------
Net interest income......................               3,814         3,613    3,449     3,307
Provision for loan losses................                 150           150      150       150
                                                       ------        ------   ------    ------
Net interest income after provision for
  loan losses............................               3,664         3,463    3,299     3,157
Non-interest income......................                 649           694      689       665
Non-interest expense.....................               2,691         2,556    2,466     2,411
                                                       ------        ------   ------    ------
Income before income taxes...............               1,622         1,601    1,522     1,411
Applicable income taxes..................                 320           387      300       193
                                                       ------        ------   ------    ------
Net income...............................              $1,302        $1,214   $1,222    $1,218
                                                       ======        ======   ======    ======
Earnings per share:
 Basic...................................              $ 0.26        $ 0.25   $ 0.25    $ 0.25
 Fully diluted...........................                0.26          0.24     0.25      0.25


                                                                 Quarter Ended 1998
                                                   ---------------------------------------------
                                                   December 31   September 30  June 30  March 31
                                                   -----------   ------------  -------  --------
                                                               (Dollars in Thousands)
Interest income..........................              $6,285        $6,226     $5,835    $5,431
Interest expense.........................               2,964         2,977      2,723     2,404
                                                       ------        ------     ------    ------
Net interest income......................               3,321         3,249      3,112     3,027
Provision for loan losses................                 180           100        167       165
                                                       ------        ------     ------    ------
Net interest income after provision for
  loan losses............................               3,141         3,149      2,945     2,862
Non-interest income......................                 631           805        806       620
Non-interest expense.....................               2,478         2,377      2,350     2,147
                                                       ------        ------     ------    ------
Income before income taxes...............               1,294         1,577      1,401     1,335
Applicable income taxes..................                  44           407        346       325
                                                       ------        ------     ------    ------
Net income...............................              $1,250        $1,170     $1,055    $1,010
                                                       ======        ======     ======    ======

Earnings per share:
 Basic...................................              $ 0.25        $ 0.23     $ 0.21    $ 0.20
 Fully diluted...........................                0.25          0.23       0.20      0.20

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


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      None.
                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The information regarding directors required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual meeting of stockholders to be held May 23, 2000.


Item 11.  Executive Compensation.

     The information regarding directors required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual meeting of stockholders to be held May 23, 2000. The information specified in Item 402(k) and (l) of Regulation S-K and set forth in the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 23, 2000, is not incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information regarding directors required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual meeting of stockholders to be held on May 23, 2000.


Item 13.  Certain Relationships and Related Transactions.

     The information regarding directors required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual meeting of stockholders to be held on May 23, 2000.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1)   Financial Statements:

         The following financial statements are filed as part of this report:

                                                                                                  Page
                                                                                                  ----
         Independent Auditors' Report...........................................................  F-2
         Consolidated Balance Sheets as of December 31, 1999 and 1998 ..........................  F-3
         Consolidated Statements of Income for the Years Ended December 31,
                   1999, 1998 and 1997..........................................................  F-4
         Consolidated Statements of Comprehensive Income for the Years Ended
                   December 31, 1999, 1998 and 1997.............................................  F-5
         Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
                   December 31, 1999, 1998 and 1997.............................................  F-6
         Consolidated Statements of Cash Flows for the Years Ended December 31,
                   1999, 1998, and 1997.........................................................  F-7
         Notes to Consolidated Financial Statements.............................................  F-8

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

(b)      Reports on Form 8-K

         None.


                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 8, 2000.

                                    CITIZENS NATIONAL BANK OF TEXAS

                                    By:  /s/ B. Ralph Williams
                                       --------------------------------------
                                         B. Ralph Williams, President
                                         and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

             Name                          Title                                 Date
             ----                          -----                                 ----

  /s/ Frank G. Cook              Chairman of the Board (Chief                March 8, 2000
-------------------------------  Financial Officer)
Frank G. Cook


 /s/ B. Ralph Williams           President, Chief Executive                  March 8, 2000
-------------------------------  Officer, and Director
B. Ralph Williams


 /s/ Randall W. Dobbs            Executive Vice President, Chief             March 8, 2000
-------------------------------  Operations Officer, and Director
Randall W. Dobbs                 (Chief Accounting Officer)


 /s/ Joe E. Ives                 Executive Vice President and                March 8, 2000
-------------------------------  Director
Joe E. Ives

 /s/ Mary Walker                 Senior Vice President and Director          March 8, 2000
-------------------------------
Mary Walker


 /s/ John B. Barnes              Director                                    March 8, 2000
-------------------------------
John B. Barnes


 /s/ Williams H. Bruecher, Jr.   Director                                    March 8, 2000
-------------------------------
William H. Bruecher, Jr.

/s/ C. Joe Chapman               Director               March 8, 2000
-------------------------------
C. Joe Chapman


 /s/ Robert C. Dawson            Director               March 8, 2000
-------------------------------
Robert C. Dawson

 /s/ James B. Earthman, III      Director               March 8, 2000
-------------------------------
James B. Earthman, III

 /s/ Lura M. Griffith            Director               March 8, 2000
-------------------------------
Lura M. Griffin

 /s/ Alton L. Hollis             Director               March 8, 2000
-------------------------------
Alton L. Hollis

 /s/ Larry L. January            Director               March 8, 2000
-------------------------------
Larry L. January

 /s/ I.W. Marks                  Director               March 8, 2000
-------------------------------
I.W. Marks

 /s/ David E. Preng              Director               March 8, 2000
-------------------------------
David E. Preng

 /s/ James K. Chancelor          Director               March 8, 2000
-------------------------------
James K. Chancelor

 /s/ Al Kochran                  Director               March 8, 2000
-------------------------------
Al Kochran

                     CNBT BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


                                C O N T E N T S
                                ---------------

                                                                                          Page
                                                                                          ----
Independent Auditors' Report............................................................   F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998............................   F-3

Consolidated Statements of Income for the Years Ended December 31, 1999, 1998 and 1997..   F-4

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 1999,
  1998 and 1997.........................................................................   F-5

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
  December 31, 1999, 1998 and 1997......................................................   F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998
  and 1997..............................................................................   F-7

Notes to Consolidated Financial Statements..............................................   F-8

Financial Statement Schedules:

   All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

                                 [LETTERHEAD]


                          Independent Auditors' Report
                          ----------------------------


To the Board of Directors of
 CNBT Bancshares, Inc. and Subsidiaries
Bellaire, Texas


We have audited the accompanying consolidated balance sheets of CNBT Bancshares, Inc. and wholly-owned subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CNBT Bancshares, Inc. and wholly-owned subsidiaries as of December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


/s/ Mann Frankfort Stein & Lipp, P.C.

Houston, Texas
February 11, 2000

                    CNBT BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except per share amounts)


                                                                                      December 31,
                                                                             ----------------------------------------
                                                                                   1999                   1998
                                                                             ----------------       -----------------
ASSETS

 Cash and due from banks                                                            $ 12,533                $ 12,981
 Due from banks - interest bearing overnight funds                                        68                     224
 Investment securities available-for-sale                                            125,208                 164,796
 Investment securities held-to-maturity (approximate market
  value of $114,084 and $79,715, respectively)                                       119,123                  79,728

 Loans, net                                                                          137,884                 110,177
 Bank premises and equipment, net                                                      9,859                   5,913
 Other assets                                                                          5,022                   4,111
 Deferred income taxes                                                                 2,071                       -
                                                                                    --------                --------
TOTAL ASSETS                                                                        $411,768                $377,930
                                                                                    ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Deposits
  Demand                                                                            $ 74,266                $ 72,738
  NOW                                                                                 24,604                  24,020
  Savings                                                                              7,742                   7,620
  Money market                                                                        97,361                  85,018
  Time, $100,000 and over                                                             46,609                  42,108
  Other time                                                                          95,451                  99,413
                                                                                    --------                --------
   TOTAL DEPOSITS                                                                    346,033                 330,917

 Other borrowed funds                                                                 34,079                  11,100
 Accrued interest and other liabilities                                                1,786                   1,689
 Deferred income taxes                                                                     -                     838
                                                                                    --------                --------
   TOTAL LIABILITIES                                                                 381,898                 344,544

COMMITMENTS AND CONTINGENT LIABILITIES                                                     -                       -

STOCKHOLDERS' EQUITY
 Common stock, $1.00 par value; 30,000,000 shares authorized,
  5,081,114 shares issued and 4,923,014 shares outstanding in
  1999 and 5,065,601 shares issued and 4,910,201 shares
  outstanding in 1998                                                                  5,081                   5,065
 Surplus                                                                              21,926                  21,899
 Retained earnings                                                                     8,272                   6,264
 Accumulated other comprehensive income; net unrealized gains
  (losses) on available-for-sale securities, net of deferred
  income taxes (benefit) of $(1,969) and $838, respectively                           (3,821)                  1,719
                                                                                    --------                --------
                                                                                      31,458                  34,947
 Less: treasury stock at cost; 158,100 shares at 1999 and
  155,400 shares at 1998                                                              (1,588)                 (1,561)
                                                                                    --------                --------
   TOTAL STOCKHOLDERS' EQUITY                                                         29,870                  33,386
                                                                                    --------                --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $411,768                $377,930
                                                                                    ========                ========


          See accompanying notes to consolidated financial statements.

                     CNBT BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)

                                                                            Year Ended December 31,
                                                            -----------------------------------------------------
                                                                  1999              1998               1997
                                                            ----------------   ---------------    ---------------
INTEREST INCOME
 Interest and fees on loans                                         $11,801            $10,787            $ 9,572
 Interest on investment securities:
  Available-for-sale:
   Taxable                                                            5,013              3,698              3,406
   Non-taxable                                                        3,052              2,807              1,957
                                                                    -------            -------            -------
                                                                      8,065              6,505              5,363
  Held-to-maturity, taxable                                           6,927              6,485              5,006
                                                                    -------            -------            -------
   Total interest on investment securities                           14,992             12,990             10,369
                                                                    -------            -------            -------
  TOTAL INTEREST INCOME                                              26,793             23,777             19,941

INTEREST EXPENSE
 Interest on deposits                                                11,405             10,469              8,821
 Interest on Federal Home Loan Borrowings                             1,205                599                254
                                                                    -------            -------            -------
  Total interest expense                                             12,610             11,068              9,075
                                                                    -------            -------            -------
   Net interest income                                               14,183             12,709             10,866

PROVISION FOR LOAN LOSSES                                               600                612                877
                                                                    -------            -------            -------

  Net interest income after provision for loan                       13,583             12,097              9,989
   losses

OTHER INCOME
 Service fees                                                         2,362              2,036              1,950
 Net realized gains (losses) on sale of
  available-for-sale securities                                          (3)               248                263

 Other operating income                                                 338                578                294
                                                                    -------            -------            -------
  TOTAL OTHER INCOME                                                  2,697              2,862              2,507

OTHER EXPENSES
 Salaries and employee benefits                                       5,513              4,759              3,899
 General and administrative                                           1,423              1,369              1,115
 Data processing                                                        975                899                795
 FDIC assessments                                                        38                 32                 29
 Occupancy expenses, net                                                631                603                523
 Equipment maintenance                                                  602                584                516
 Postage and printing fees                                              393                485                414
 Professional fees                                                      549                621                353
                                                                    -------            -------            -------
   TOTAL OTHER EXPENSES                                              10,124              9,352              7,644
                                                                    -------            -------            -------

INCOME BEFORE INCOME TAXES                                            6,156              5,607              4,852

Applicable income taxes                                               1,200              1,122              1,154
                                                                    -------            -------            -------
NET INCOME                                                          $ 4,956            $ 4,485            $ 3,698
                                                                    =======            =======            =======
Earnings per share:
 Basic                                                                $1.01              $0.89              $0.89
                                                                    =======            =======            =======
 Fully diluted                                                        $1.00              $0.88              $0.88
                                                                    =======            =======            =======

          See accompanying notes to consolidated financial statements.

                    CNBT BANCSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               (Dollars in thousands, except per share amounts)

                                                                Year Ended December 31,
                                                            ------------------------------
                                                              1999       1998       1997
                                                            --------   --------   --------
NET INCOME                                                  $ 4,956    $ 4,485    $ 3,698

OTHER COMPREHENSIVE INCOME, net of tax:
 UNREALIZED GAINS ON SECURITIES:
  Unrealized holding gains (losses) arising during
   period                                                    (5,542)       771      1,046

  Less: reclassification adjustment for (gains)
   losses included in net income                                  2       (164)      (174)
                                                            -------    -------    -------
                                                             (5,540)       607        872
                                                            -------    -------    -------

COMPREHENSIVE INCOME (LOSS)                                 $  (584)   $ 5,092    $ 4,570
                                                            =======    =======    =======



         See accompanying notes to consolidated financial statements.

                    CNBT BANCSHARES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               (Dollars in thousands, except per share amounts)

                                                                                                     Accumulated
                                                                                                        Other
                                                                                                       Compre-
                                                  Common Stock       Treasury            Retained      hensive
                                             ----------------------
                                               Shares     Par Value    Stock    Surplus  Earnings       Income     Total
                                             ----------   ---------  --------   -------  --------    -----------  --------
Balance, January 1, 1997                     3,886,491     $ 6,303    $     -   $ 6,303   $ 5,025      $   240    $17,871

Par value change                                     -       1,590          -     1,594    (3,184)           -          -

Proceeds from exercise of stock options          7,690          14          -         9         -            -         23

Cash dividends                                       -           -          -         -    (1,902)           -     (1,902)

Net proceeds from issuance of stock
 through initial public offering             1,150,000       2,335          -     8,750         -            -     11,085

Comprehensive income:
 Unrealized gains on investment
  securities available-for-sale, net of
  deferred income taxes of $449                      -           -          -         -         -          872        872

 Net income                                          -           -          -         -     3,698            -      3,698
                                                                                                                  -------
  Total comprehensive income                                                                                        4,570
                                             ---------     -------    -------   -------   -------      -------    -------

Balance, December 31, 1997                   5,044,181      10,242          -    16,656     3,637        1,112     31,647

Par value change                                     -      (5,220)         -     5,220         -            -          -

Proceeds from exercise of stock options         21,420          43          -        23         -            -         66

Cash dividends                                       -           -          -         -    (1,858)           -     (1,858)

Repurchase of stock                           (155,400)          -     (1,561)        -         -            -     (1,561)

Comprehensive income:
 Unrealized gains on investment
  securities available-for-sale, net of
  deferred income taxes of $312                      -           -          -         -         -          607        607

 Net income                                          -           -          -         -     4,485            -      4,485
                                                                                                                  -------
  Total comprehensive income                                                                                        5,092
                                             ---------     -------    -------   -------   -------      -------    -------

Balance, December 31, 1998                   4,910,201       5,065     (1,561)   21,899     6,264        1,719     33,386

Proceeds from exercise of stock options         15,513          16          -        27         -            -         43

Cash dividends                                       -           -          -         -    (2,948)           -     (2,948)

Repurchase of stock                             (2,700)          -        (27)        -         -            -        (27)

Comprehensive income:
 Unrealized losses on investment
  securities available-for-sale, net of
  deferred income tax benefit of $2,854              -           -          -         -         -       (5,540)    (5,540)

Net income                                           -           -          -         -     4,956            -      4,956
                                                                                                                  -------
 Total comprehensive income                                                                                          (584)
                                             ---------     -------    -------   -------   -------      -------    -------

Balance, December 31, 1999                   4,923,014     $ 5,081    $(1,588)  $21,926   $ 8,272      $(3,821)   $29,870
                                             =========     =======    =======   =======   =======      =======    =======



         See accompanying notes to consolidated financial statements.

                    CNBT BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               (Dollars in thousands, except per share amounts)

                                                                          Year Ended December 31,
                                                                      ------------------------------
                                                                        1999       1998       1997
                                                                      --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                           $  4,956   $  4,485   $  3,698

 Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation                                                            468        430        412
   Premium amortization net of discount accretion                          279        105        (43)
   Provision for loan losses                                               600        612        877
   Net realized gains (losses) on available-for-sale securities              3       (248)      (263)
   Loss on disposal of bank premises and equipment
     and other assets                                                       28         99         43
   Provision (benefit) for deferred taxes                                  (55)        (8)       (39)
 Changes in assets and liabilities:
   Accrued interest receivable                                             (51)      (668)      (861)
   Other assets                                                            (19)       (92)        56
   Accrued expenses                                                        160         19         62
   Accrued interest payable                                                (64)       209        131
   Federal income taxes payable/receivable                                 (36)       (49)      (223)
                                                                      --------   --------   --------
                                                                         1,313        409        152
                                                                      --------   --------   --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                             6,269      4,894      3,850

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of available-for-sale securities                            (21,085)   (66,856)   (36,387)
 Proceeds from sales of available-for-sale securities                   41,221     28,008     21,359
 Proceeds from maturities of available-for-sale securities              10,909      9,263      2,678
 Purchases of held-to-maturity securities                              (59,229)   (84,599)   (34,840)
 Proceeds from maturities of held-to-maturity securities                19,701     40,553     26,490
 Loans originated, net of principal collected                          (29,611)    (9,231)   (12,258)
 Proceeds from sales of other real estate and repossessed
   assets                                                                  471        176        122
 Cash paid for bank premises and equipment                              (4,414)      (971)      (611)
                                                                      --------   --------   --------
   NET CASH USED IN INVESTING ACTIVITIES                               (42,037)   (83,657)   (33,447)

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in demand deposits, NOW, savings, and
   money market accounts                                                14,577     38,871     12,665
 Proceeds from sales of time deposits, net of payments
   for maturing time deposits                                              539     31,139     10,183
 Net change in other borrowings                                         22,979     11,100          -
 Net proceeds from issuance of common stock                                 43         66     11,108
 Purchase of common stock                                                  (27)    (1,561)         -
 Dividends paid                                                         (2,947)    (2,880)    (1,449)
                                                                      --------   --------   --------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                            35,164     76,735     32,507
                                                                      --------   --------   --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (604)    (2,028)     2,910

CASH AND CASH EQUIVALENTS AT JANUARY 1                                  13,205     15,233     12,323
                                                                      --------   --------   --------

CASH AND CASH EQUIVALENTS AT DECEMBER 31                              $ 12,601   $ 13,205   $ 15,233
                                                                      ========   ========   ========



         See accompanying notes to consolidated financial statements.

                    CNBT BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999, 1998 AND 1997
               (Dollars in thousands, except per share amounts)


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

Pursuant to the Bank's adoption in 1998 of Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, the Bank elected to transfer certain securities from the held-to-maturity category to the available-for-sale category as part of a reassessment of interest-rate risk. See Note B for further discussion.

                    CNBT BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999, 1998 AND 1997
               (Dollars in thousands, except per share amounts)


NOTE A - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans: Prior to 1998, installment loans were made on a discount basis. The unearned discount applicable to such loans is taken into income monthly, using the sum-of-the-period-balance method. Subsequent to 1998, all new loans originated are calculated using the simple interest method on daily balances of the principal amount outstanding. Interest on all other loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Certain loan origination fees in excess of incremental direct costs are deferred and recognized over the term of the loan using the level yield method.

Allowance for Loan Losses: The allowance for loan losses is maintained at a level considered adequate to provide for potential loan losses. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. The level of the allowance is based on management's evaluation of potential losses in the loan portfolio, as well as prevailing and anticipated economic conditions. The evaluation of the adequacy of loan collateral is often based upon estimates and appraisals. Because of changing economic conditions, the valuation determined from such estimates and appraisals may also change. Accordingly, the Bank may ultimately incur losses which vary from management's current estimates. Adjustments to the allowance for loan losses will be reported in the period such adjustments become known or are reasonably estimable. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful.

The Bank applies SFAS No. 114, Accounting for Creditors for Impairment of a Loan, as amended by SFAS No. 118 to loans when they become impaired. Under SFAS No. 114, as amended, a loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. A loan is not considered impaired during a period of delay in payment if the Bank expects to collect all amounts due, including interest past due. The Bank generally considers a period of delay in payment to include delinquency up to 90 days. Accordingly, for purposes of applying SFAS No. 114, impaired loans have been defined as all nonaccrual loans. The measurement of impaired loans is based on the present value of expected future cash flows discounted at the loan's effective interest rate or the loan's observable market price or based on the fair value of the collateral if the loan is collateral-dependent. If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a valuation allowance and a corresponding charge to operations.

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

Other Real Estate Owned: Real estate acquired by foreclosure is carried in other assets at the lower of recorded investment in the property or its fair value.
At December 31, 1999 and 1998, other real estate owned (included in other assets) was $850 and $54, respectively. Prior to foreclosure, the value of the underlying loan is written down to the fair market value of the real estate to be acquired by a charge to the allowance for loan losses, if necessary. Any subsequent writedowns are charged against operating expenses. Operating expenses of such properties, net of related income and gains and losses on their disposition are included in other expenses.

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

                    CNBT BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999, 1998 AND 1997
               (Dollars in thousands, except per share amounts)


NOTE A - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-Lived Assets: The Bank assesses other-than-temporary impairments of its long-lived assets on a quarterly basis whenever changes or events indicate that the carrying amount of an asset is not recoverable. Impairment is measured based upon the present value of expected cash flows of the asset and its eventual disposition. During the years ended December 31, 1999, 1998 and 1997, no impairments of long-lived assets were considered necessary by management.

Employee Stock Options: The Bank has a stock option plan. This plan reserves shares for the granting of options to key employees of the Bank to purchase common stock at a price which may be less than the fair market value on the date of grant.

Earnings Per Share: Effective December 15, 1997, the Bank adopted FASB No. 128, Earnings per Share, which changes the manner in which earnings per share ("EPS") amounts are calculated and presented. Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Fully dilutive earnings per common share is calculated by dividing net income by the weighted average number of common shares and common share equivalents. Stock options are regarded as common stock equivalents and are computed using the treasury stock method. Stock options will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the stock options.

Reclassifications: For comparable purposes, certain amounts in 1998 and 1997 have been reclassified to conform with classifications in 1999.

Other Accounting Pronouncements: Effective October 1, 1997, the Bank adopted SFAS No. 123, Accounting for Stock-based Compensation, which required expanded disclosures of stock-based compensation arrangements with employees and encourages, but did not require, companies to record compensation cost for stock-based employee compensation plans at fair value. As permitted by this statement, the Bank continues to follow the rules to measure compensation as outlined in Accounting Principles Bulletin No. 25, but the Bank is now required to disclose pro forma amounts of net income and earnings per share that would have been reported under the fair value recognition provisions of SFAS No. 123. The adoption of SFAS No. 123 had no material impact on the results of operations or financial condition of the Bank.

Effective January 1, 1997, the Bank adopted SFAS No. 125, Accounting for Transfers and Servicing of Assets and Extinguishments of Liabilities. This statement required that accounting and reporting standards for the transfer of and servicing of financial assets and extinguishments of liabilities be based on consistent application of financial-components approach that focuses on control. Under this approach, after a transfer of financial assets, the Bank recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Provisions of SFAS No. 125 that deal with securities lending, repurchase and dollar repurchase agreements and the recognition of collateral were adopted January 1, 1998 as provided by SFAS No. 127 which allowed for the deferral of these items.

Effective December 15, 1997, the Bank adopted SFAS No. 129, Disclosure of Information about Capital Structure, which established standards for disclosing information about the Bank's capital structure. This statement does not change any previous disclosures but consolidates them in this statement for ease of retrieval and for greater visibility.

                    CNBT BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999, 1998 AND 1997
               (Dollars in thousands, except per share amounts)


NOTE A - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Effective for 1998, the Bank adopted SFAS No. 130, Reporting Comprehensive Income, which established standards for reporting and disclosure of comprehensive income and its components. Comprehensive income is defined as the change in equity during a period. Comprehensive income includes net income and other comprehensive income which refers to unrealized gains and losses that under generally accepted accounting principles are excluded from net income.

Effective for 1998, the Bank adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which established standards and requirements for public enterprises regarding information about operating segments in annual financial statements. This statement also established standards for related disclosures about products and services, geographic areas, and major customers. Operating segments are components of an enterprise that are evaluated regularly by the chief executive officer in deciding how to allocate resources and in assessing performance.

Effective November 30, 1998, the Bank adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that the Bank recognize all derivatives as either assets or liabilities in the statements and to measure these instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

Statements of Cash Flows: For purposes of the Consolidated Statements of Cash Flows, cash equivalents include all cash and amounts due from depository institutions, and interest-bearing deposits in other banks, all of which have maturities of three months or less.

Cash and cash equivalents include the following:

                                                                December 31,
                                                       ----------------------------
                                                         1999      1998      1997
                                                       --------  --------  --------
         Cash and due from banks                       $ 12,533  $ 12,981  $ 12,056
         Due from banks - interest bearing
           overnight funds                                   68       224     3,177
                                                       --------  --------  --------

         Cash and cash equivalents                     $ 12,601  $ 13,205  $ 15,233
                                                       ========  ========  ========

The following is supplemental information with respect to the Consolidated Statements of Cash Flows:

                                                          Year Ended December 31,
                                                       ----------------------------
                                                         1999      1998      1997
                                                       --------  --------  --------
         Cash paid for:
          Interest                                     $ 12,674  $ 10,859  $  8,944
          Income taxes                                 $  1,291  $  1,180  $  1,416

         Non-cash activity:
          Loans transferred to other real estate
           or repossessed assets                       $  1,304  $    308  $    112
          Par value adjustment to common stock         $     -   $  5,220  $  3,184
          Transfer of held-to-maturity securities
           to available-for-sale securities            $     -   $ 41,090  $     -
          Change in unrealized gain (loss) on
           available-for-sale securities               $  8,424  $    862  $ (1,285)

                    CNBT BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999, 1998 AND 1997
               (Dollars in thousands, except per share amounts)


NOTE B - INVESTMENT SECURITIES

The amortized cost and estimated market values of investments in debt and other securities at December 31, 1999 are as follows:

                                                              Available-for-Sale Securities
                                             ------------------------------------------------------------
                                                                 Gross            Gross        Estimated
                                              Amortized       Unrealized       Unrealized       Market
                                                Cost             Gains           Losses          Value
                                             -----------     ------------     ------------    -----------
U.S. Government and agency securities          $ 35,877        $       -        $   1,289       $ 34,588

Mortgage-backed securities                       32,066               28              583         31,511

Obligations of state and political
 subdivisions                                    60,489               50            3,966         56,573


Other securities                                  2,536                -                -          2,536
                                               --------        ---------        ---------       --------

Totals                                         $130,968        $      78        $   5,838       $125,208
                                               ========        =========        =========       ========

                                                                 Held-to-Maturity Securities
                                             ------------------------------------------------------------
                                                                 Gross            Gross        Estimated
                                              Amortized       Unrealized       Unrealized       Market
                                                Cost             Gains           Losses          Value
                                             -----------     ------------     ------------    -----------
U.S. Government and agency securities          $ 17,633       $       -         $     812       $ 16,821

Mortgage-backed securities                      101,490               58            4,285         97,263
                                               --------        ---------        ---------       --------

Totals                                         $119,123        $      58        $   5,097       $114,084
                                               ========        =========        =========       ========

The amortized cost and estimated market values of investments in debt and other securities at December 31, 1998 are as follows:

                                                               Available-for-Sale Securities
                                             ------------------------------------------------------------
                                                                 Gross            Gross        Estimated
                                              Amortized       Unrealized       Unrealized       Market
                                                Cost             Gains           Losses          Value
                                             -----------     ------------     ------------    -----------
U.S. Government and agency securities          $ 62,078        $     927        $      -        $ 63,005

Mortgage-backed securities                       42,057              172              132         42,097

Obligations of state and political
 subdivisions                                    55,315            1,757               60         57,012


Other securities                                  2,682               -                -           2,682
                                               --------        ---------        ---------       --------

Totals                                         $162,132        $   2,856        $     192       $164,796
                                               ========        =========        =========       ========

                    CNBT BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999, 1998 AND 1997
               (Dollars in thousands, except per share amounts)


NOTE B - INVESTMENT SECURITIES (Continued)

                                                               Held-to-Maturity Securities
                                             ------------------------------------------------------------
                                                                 Gross            Gross        Estimated
                                              Amortized       Unrealized       Unrealized       Market
                                                Cost             Gains           Losses          Value
                                             -----------     ------------     ------------    -----------
U.S. Government and agency securities          $  9,734        $      44        $      30       $  9,748

Mortgage-backed securities                       69,994              188              215         69,967
                                               --------        ---------        ---------       --------

Totals                                         $ 79,728        $     232        $     245       $ 79,715
                                               ========        =========        =========       ========

The amortized cost and estimated market value of securities held-to-maturity and securities available-for-sale at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                              Available-for-Sale Securities      Held-to-Maturity Securities
                                             -------------------------------    -----------------------------
                                                                 Estimated                         Estimated
                                              Amortized            Market         Amortized         Market
                                                Cost                Value           Cost             Value
                                             -----------        ------------    ------------      -----------
Due in one year or less                        $    225           $    226        $  1,531          $  1,514

Due after one year through five years             3,396              3,429           9,570             9,232

Due after five years through ten years           35,877             34,588          10,693            10,238

Due after ten years                              88,934             84,429          97,329            93,100

Other securities                                  2,536              2,536              -                 -
                                               --------           --------        --------          --------

Totals                                         $130,968           $125,208        $119,123          $114,084
                                               ========           ========        ========          ========

Gross realized gains and losses on sales of available-for-sale securities were:

                                                                         Year Ended December 31,
                                                                 --------------------------------------
                                                                   1999           1998           1997
                                                                 --------       --------       --------
    Gross realized gains:
     U.S. Government and agency securities                       $     48       $     -        $     72
     Obligations of state and political subdivisions                   32            248            204
                                                                 --------       --------       --------

                                                                 $     80       $    248       $    276
                                                                 ========       ========       ========

    Gross realized losses:
     U.S. Government and agency securities                       $     52       $     -        $     -
     Obligations of state and political subdivisions                   31             -              -
     Mortgage-backed securities                                         -             -              13
                                                                 --------       --------       --------

                                                                 $     83       $     -        $     13
                                                                 ========       ========       ========

                    CNBT BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999, 1998 AND 1997
               (Dollars in thousands, except per share amounts)


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

At December 31, 1999 and 1998, investment securities with a carrying value of $23,172 and $3,392 and a market value of $22,338 and $3,436, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

NOTE C - LOANS

Major classifications of loans are as follows:

                                                    December 31,
                                               ---------------------
                                                 1999         1998
                                               --------     --------

        Commercial and industrial              $ 30,278     $ 23,836
        Real estate - construction               17,602       11,144
        Real estate - 1-4 family                 16,570       11,161
        Real estate - other                      34,563       26,403
        Consumer                                 41,616       42,767
                                               --------     --------
                                                140,629      115,311
        Unearned discount                        (1,418)      (3,951)
                                               --------     --------
                                                139,211      111,360
        Allowance for loan losses                (1,327)      (1,183)
                                               --------     --------

                                               $137,884     $110,177
                                               ========     ========

Changes in the allowance for loan losses account are as follows:

                                              Year Ended December 31,
                                             --------------------------
                                              1999      1998      1997
                                             ------    ------    ------

   Balance at beginning of year              $1,183    $1,009    $  687

    Provision charged to operations             600       612       877
    Recoveries                                  258       131        81
    Loans charged off                          (714)     (569)     (636)
                                             ------    ------    ------

   Balance at end of year                    $1,327    $1,183    $1,009
                                             ======    ======    ======

For income tax purposes, $447 and $438 at December 31, 1999 and 1998, respectively, has been accumulated in the allowance for loan losses. This amount is based on the Internal Revenue Code formula.

At December 31, 1999 and 1998, the Bank had loans totaling $54 and $239, respectively, on which the accrual of interest had been discontinued. The Bank does not consider these amounts to be material. If interest on these loans had been accrued, such income would have amounted to $11 and $17 for the years ended December 31, 1999 and 1998, respectively.

                    CNBT BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999, 1998 AND 1997
               (Dollars in thousands, except per share amounts)


NOTE D - BANK PREMISES AND EQUIPMENT

Major classifications of bank premises and equipment are summarized as follows:

                                                        December 31,
                                                  -----------------------
                                                    1999           1998
                                                  --------       --------

     Land                                         $  4,371       $  2,105
     Building and improvements                       4,550          3,191
     Equipment                                       3,487          3,187
     Automobiles                                        24             24
                                                  --------       --------
                                                    12,432          8,507
     Less:  accumulated depreciation                 2,573          2,594
                                                  --------       --------

     Total bank premises and equipment            $  9,859       $  5,913
                                                  ========       ========

Depreciation expense totaled $468, $430, and $412 for the years ended December 31, 1999, 1998, and 1997, respectively, and are included in occupancy expense and equipment maintenance in the Consolidated Statements of Income.

NOTE E - DEPOSITS

Schedules maturities of time deposits are summarized as follows:

                                                        December 31,
                                                  -----------------------
                                                    1999           1998
                                                  --------       --------

     Maturity:
      Zero to one year                            $105,080       $112,436
      One year to two years                         30,031         18,491
      Two years to three years                       3,320          5,754
      Three years to four years                      2,173          2,451
      Four years to five years                       1,456          2,354
      Thereafter                                         -             35
                                                  --------       --------

                                                  $142,060       $141,521
                                                  ========       ========

NOTE F - APPLICABLE INCOME TAXES

Total income tax provision (benefit) in the Consolidated Statements of Income are as follows:

                                            Year Ended December 31,
                                   --------------------------------------
                                     1999           1998           1997
                                   --------       --------       --------

     Current                       $  1,255       $  1,130       $  1,193
     Deferred                           (55)            (8)           (39)
                                   --------       --------       --------

                                   $  1,200       $  1,122       $  1,154
                                   ========       ========       ========

Applicable income tax expense of $1, $50, and $63 for the years ending December 31, 1999, 1998, and 1997, respectively, on security gains is included in the provision for income taxes.

                    CNBT BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999, 1998 AND 1997
               (Dollars in thousands, except per share amounts)


NOTE F - APPLICABLE INCOME TAXES (Continued)

The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets (and allowance, if applicable) and liabilities and their approximate tax effects are as follows:

                                                        December 31, 1999                  December 31, 1998
                                                  -----------------------------      -----------------------------
                                                    Temporary          Tax             Temporary          Tax
                                                   Differences        Effect          Differences        Effect
                                                  -------------    ------------      -------------    ------------
     Allowance for loan losses                        $  880          $  299            $   745          $   253
     Unrealized loss on securities
      available-for-sale                               5,790           1,969                  -                -
                                                      ------          ------            -------          -------

       Deferred income tax assets                     $6,670           2,268            $   745              253
                                                      ======                            =======

     Premises and equipment                           $  102             (35)           $   (27)              (9)
     Unrealized gain on securities
      available-for-sale                                   -               -             (2,604)            (885)

     Accretion of discount on treasury and
      tax exempt securities                              476            (162)              (578)            (197)
                                                      ------          ------            -------          -------

       Deferred income tax liabilities                $  578            (197)           $(3,209)          (1,091)
                                                      ======          ------            =======          -------

     Net deferred income tax liabilities                              $2,071                             $  (838)
                                                                      ======                             =======

Applicable income taxes for financial reporting purposes differ from the amount computed by applying the statutory federal income tax rate for the reasons noted in the table below:

                                                       Year Ended December 31,
                                                  ---------------------------------
                                                    1999        1998         1997
                                                  --------    --------     --------
     Income taxes at statutory rate (34%)         $  2,093    $  1,906     $  1,650
     Non-taxable investment income                  (1,038)       (954)        (655)
     Other                                             145         170          159
                                                  --------    --------     --------

     Applicable federal income taxes              $  1,200    $  1,122     $  1,154
                                                  ========    ========     ========

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

The Bank also leases four facilities for its branch locations and other office space under noncancellable operating leases, which have expiration dates through June 2002.

                    CNBT BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999, 1998 AND 1997
               (Dollars in thousands, except per share amounts)


NOTE G - COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

Minimum future rental payments under these noncancellable operating leases and agreements which have initial or remaining terms in excess of one year as of December 31, 1999:

     Year Ending December 31,
     ------------------------

              2000                           $    137
              2001                                 58
              2002                                 19
                                             --------

     Total future minimum payments           $    214
                                             ========

Total rent expense amounted to $135, $169, and $135 for the years ended December 31, 1999, 1998, and 1997, respectively.

The Bank is a party to a miscellaneous legal proceeding, which arose in the ordinary course of business. While the outcome cannot be predicted with certainty, management believes that the ultimate resolution will not have a material adverse impact on the Bank's financial condition or results of operation.

NOTE H - RELATED PARTY TRANSACTIONS

At December 31, 1999 and 1998, certain officers, directors and certain officers' and directors' companies in which they have ten percent or more beneficial ownership in those companies, were indebted to the Bank in the amount of $1,683 and $1,510 for loans and in the amount of $50 and $123 for unfunded commitments, respectively.

Following is an analysis of activity with respect to such loans:

                                              Year Ended December 31,
                                             -------------------------
                                               1999             1998
                                             --------         --------
     Balance at beginning of period          $  1,510         $    675
      New loans                                   341            1,204
      Repayments                                 (168)            (369)
                                             --------         --------

     Balance at end of period                $  1,683         $  1,510
                                             ========         ========

Additionally, at December 31, 1999 and 1998, these certain officers, directors and certain officers' and directors' companies had deposits in the Bank in the aggregate totaling $7,309 and $4,037, respectively.

                    CNBT BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999, 1998 AND 1997
               (Dollars in thousands, except per share amounts)


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

                                                            December 31,
                                                  -------------------------------
                                                    1999       1998        1997
                                                  --------   --------    --------
     Other borrowings:
      Average                                     $ 22,637   $ 11,086    $  4,582
      Period-end                                    34,079     11,100          -
      Maximum month-end balance during period       34,079     21,669      15,100

     Interest rate:
      Average                                         5.32%      5.40%       5.53%
      Period-end (weighted)                           5.30%      5.38%         -

Interest expense on borrowings totaled $1,205, $599, and $254 for the years ended December 31, 1999, 1998, and 1997, respectively. At December 31, 1999, the balance of $34,079 is comprised of both short-term borrowings and long-term borrowings. The short-term borrowings, totaling $16,079, require interest at 5.3%, maturing during 2000. The long-term borrowings, totaling $18,000, require interest at rates ranging from 5.19% to 5.385%, maturing through March 2009, secured by investment securities and a percentage of 1-4 family real estate loans. At December 31, 1998, short-term borrowings of $1,100 required interest at 5.55%. Long-term borrowings, totaling $10,000 at December 31, 1998, required interest at 5.335% and 5.385%, and matured March 2003. Following are principal payments, as of December 31, 1999, due over the next five years and in the aggregate:

     Year Ending December 31,
     ------------------------

            2000                                  $  16,079
            2001                                        -
            2002                                        -
            2003                                     10,000
            2004                                        -
            Thereafter                                8,000
                                                  ---------

                                                  $  34,079
                                                  =========

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

                    CNBT BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999, 1998 AND 1997
               (Dollars in thousands, except per share amounts)


NOTE J - INCENTIVE STOCK OPTION PLAN (Continued)

The following is a summary of changes in total options outstanding (all option amounts have been restated for the stock split and stock dividends, as discussed in Note M):

   Options outstanding at January 1, 1997        96,140    $ 2.75   to  $ 6.20
      Granted                                    95,000    $ 9.00
      Exercised                                  (7,690)   $ 2.75   to  $ 3.03
      Canceled                                   (2,500)   $ 9.00
                                                -------
   Options outstanding at December 31, 1997     180,950    $ 2.75   to  $ 9.00
      Granted                                    10,000    $10.50
      Exercised                                 (21,420)   $ 2.75   to  $ 5.79
                                                -------
   Options outstanding at December 31, 1998     169,530    $ 2.75   to  $10.50
      Exercised                                 (15,513)   $ 2.75
      Canceled                                   (2,500)   $ 9.00
                                                -------
   Options outstanding at December 31, 1999     151,517    $ 2.75   to  $10.50
                                                =======

Of the 151,517 outstanding options at December 31, 1999, 39,417 options were exercisable with the remaining 112,100 options vesting over a period of up to 9 years.

While the Bank will continue to use APB No. 25, proforma information regarding net income and earnings per shares is required by SFAS No. 123, which also requires that the information be determined as if the Bank has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method prescribed by SFAS No. 123.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Bank's employee stock options have characteristics different from those of traded options, and because changes in input assumptions can materially affect the fair value estimate, the existing model may not necessarily provide the only measure of fair value for the employee stock options. The fair value for these options was estimated at the date of grant using the following weighted-average assumptions: risk-free interest rates of 5.30% for 1998 and 5.66% for pre-1998; 3.52% for 1998 and 4.71% for pre-1998 dividend yield; a volatility factor of the expected market price of the Bank's common stock of 41.13% for 1998 and 11.46% for pre-1998; and a weighted-average expected life of the options of 10 years.

Compensation cost actually charged to operations for those individuals was $1,490, $1,526, and $1,252 for the years ended December 31, 1999, 1998, and
1997, respectively. The impact of applying and recognizing compensation costs pursuant to SFAS No. 123 is immaterial to the Bank's financial position and results of operations and did not change the earnings per share amounts currently disclosed.

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

                    CNBT BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999, 1998 AND 1997
               (Dollars in thousands, except per share amounts)


NOTE L - BENEFIT PLAN

The Bank has a 401(k) and profit sharing plan (the "Plan") that covers all employees who meet certain age and service requirements. Employees may provide contributions to the Plan through salary deferrals. Additionally, the Bank may provide voluntary contributions at their discretion. The Bank made contributions to the Plan of $248, $200, and $180 for the years ended December 31, 1999, 1998, and 1997, respectively. During 1999, the Bank amended the Plan to be participant directed.

NOTE M - DIVIDEND AND STOCK TRANSACTIONS

Certain banking regulations may limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agency. All dividends were within the specified limits.

During the year ended December 31, 1999, a dividend of $.30 per share was declared to stockholders of record on March 31, 1999 and paid April 15, 1999, totaling $1,473. A dividend of $.10 per share was declared to shareholders of record on June 30, 1999 and paid July 15, 1999, totaling $491. A dividend of $.10 per share was declared to shareholders of record on September 30, 1999 and paid October 15, 1999, totaling $491. A dividend of $.10 per share was declared to shareholders of record on December 31, 1999 and paid January 14, 2000, totaling $493.

During July 1998, the Board of Directors with the approval of the stockholders, granted the formation of two bank holding companies. With the formation of these holding companies, the Bank's $2.03 par value shares were exchanged for shares of the bank holding companies at $1.00 par value. This change in par value was accomplished through a corresponding transfer of approximately $5,220 between common stock and surplus.

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

During the year ended December 31, 1997, a dividend of $.10 per share was declared to stockholders of record on May 15, 1997 and paid May 30, 1997, totaling $389. A dividend of $.30 per share was declared to stockholders of record on December 31, 1997 and paid January 15, 1998, totaling $1,513. On March 25, 1997, the Board of Directors authorized a 10% stock dividend representing 353,797 shares of common stock which was declared to stockholders of record on April 30, 1997 and also authorized an increase in the par value of common stock from $1.622 (after effect of stock dividend) to $2.03 per share which effectively increased common stock by $1,590 and surplus by $1,594, with a corresponding charge to retained earnings of $3,184.

NOTE N - INITIAL PUBLIC OFFERING

The Bank filed a registration statement with the Office of the Comptroller of the Currency in October 1997 to register the sale of 1,150,000 shares of its common stock. The net proceeds to the Bank from the sale of the shares offered by the Bank (after deducting underwriting commissions and other expenses of $990) were $11,085. The proceeds from the offering were used for expansion of existing facilities and establishments of new locations and for other working capital purposes.

                    CNBT BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999, 1998 AND 1997
               (Dollars in thousands, except per share amounts)


NOTE O - EARNINGS PER COMMON SHARE

Earnings per common share were computed as follows:

                                                                      Year Ended December 31,
                                                            -----------------------------------------
                                                               1999           1998            1997
                                                            ----------     ----------      ----------
     Net income                                             $    4,956     $    4,485      $    3,698
                                                            ==========     ==========      ==========

     Divided by weighted average common shares and
      common share equivalents:
       Weighted average common shares                        4,911,747      5,024,329       4,161,432
       Weighted average common share equivalents                62,534         80,571          62,612
                                                            ----------     ----------      ----------

     Total average common share and common share
      equivalents                                            4,974,281      5,104,900       4,224,044
                                                            ==========     ==========      ==========

     Basic earnings per common share                        $     1.01     $      .89      $      .89
                                                            ==========     ==========      ==========

     Fully dilutive earnings per common share               $     1.00     $      .88      $      .88
                                                            ==========     ==========      ==========

NOTE P - COMPREHENSIVE INCOME

In June 1997, SFAS No. 130, Reporting Comprehensive Income was issued. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by owners (changes in paid-in-capital) and distributions to owners (dividends). For the years ended December 31, 1999, 1998 and 1997, unrealized holding gain (losses) on debt and equity securities available-for-sale is the Bank's only other comprehensive income component. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the years ended December 31, 1999, 1998 and 1997:

                                                               Year Ended December 31,
                               -------------------------------------------------------------------------------------------
                                           1999                           1998                           1997
                               -----------------------------  -----------------------------  -----------------------------
                                            Tax       Net                  Tax        Net                 Tax        Net
                                          Expense    of Tax              Expense    of Tax              Expense    of Tax
                                Pretax   (Benefit)   Amount    Pretax   (Benefit)   Amount    Pretax   (Benefit)   Amount
                               --------  ---------  --------  --------  ---------  --------  --------  ---------  --------
Net unrealized gain (loss)
 on securities available-
 for-sale                      $(8,397)    $2,855   $(5,542)   $1,167    $ (396)    $  771    $1,584     $ (538)   $1,046
Reclassification adjustment
 for net (gain) loss
 realized in net income              3         (1)        2      (248)       84       (164)     (263)        89      (174)
                               -------     ------   -------    ------    ------     ------    ------     ------    ------

Other comprehensive income     $(8,394)    $2,854   $(5,540)   $  919    $ (312)    $  607    $1,321     $ (449)   $  872
                               =======     ======   =======    ======    ======     ======    ======     ======    ======

                    CNBT BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999, 1998 AND 1997
               (Dollars in thousands, except per share amounts)


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

As of December 31, 1998 (the most recent review), the Office of the Comptroller of the Currency categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action as of its most recent notification. To be categorized as well-capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. As of December 31, 1999, there are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual capital amounts and ratios are also presented in the table.

                                                                              To Be Well
                                                                            Capitalized Under
                                                         For Capital        Prompt Corrective
                                      Actual          Adequacy Purposes     Action Provisions
                                -----------------    -------------------   -------------------
                                 Amount    Ratio      Amount      Ratio     Amount      Ratio
                                --------  -------    --------    -------   --------    -------
As of December 31, 1999:
 Total Capital
   (to Risk Weighted Assets)    $35,018    18.28%     $15,323      *8.0%    $19,154     *10.0%
 Tier I Capital
   (to Risk Weighted Assets)     33,691    17.59%       7,661      *4.0%     11,492      *6.0%
 Tier I Capital
   (to Average Assets)           33,691     8.52%      15,820      *4.0%     19,775      *5.0%

As of December 31, 1998:
 Total Capital
   (to Risk Weighted Assets)    $32,850    21.20%     $12,395      *8.0%    $15,494     *10.0%
 Tier I Capital
   (to Risk Weighted Assets)     31,667    20.44%       6,197      *4.0%      9,296      *6.0%
 Tier I Capital
   (to Average Assets)           31,667     9.37%      13,524      *4.0%     16,905      *5.0%

* greater than or equal to

                    CNBT BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999, 1998 AND 1997
               (Dollars in thousands, except per share amounts)


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

                    CNBT BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999, 1998 AND 1997
               (Dollars in thousands, except per share amounts)


NOTE T - PARENT COMPANY CONDENSED FINANCIAL INFORMATION

Following are the condensed financial statements of CNBT Bancshares, Inc. (Texas) ("Parent Company only") from inception (April 8, 1998) through the periods indicated:

                                                                  December 31,
                                                            -----------------------
                                                              1999           1998
                                                            --------       --------
STATEMENTS OF FINANCIAL CONDITION

ASSETS
 Cash and due from banks                                    $    566       $    503
 Investment in subsidiary bank                                29,796         33,374
                                                            --------       --------

TOTAL ASSETS                                                $ 30,362       $ 33,877
                                                            ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Dividends payable                                          $    492       $    491

STOCKHOLDERS' EQUITY
 Common stock                                                  5,081          5,065
 Surplus                                                      21,926         21,899
 Retained earnings                                             8,272          6,264
 Accumulated other comprehensive income                       (3,821)         1,719
                                                            --------       --------
                                                              31,458         34,947
 Less:  treasury stock, at cost                               (1,588)        (1,561)
                                                            --------       --------
  TOTAL STOCKHOLDERS' EQUITY                                  29,870         33,386
                                                            --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 30,362       $ 33,877
                                                            ========       ========

                                                                              Period from
                                                                             April 8, 1998
                                                             Year Ended         through
                                                            December 31,      December 31,
                                                                1999             1998
                                                            ------------     -------------
STATEMENTS OF INCOME

INCOME
 Cash dividends from subsidiary bank                          $  3,047          $  2,608
 Other income                                                       -                  1
                                                              --------          --------
  TOTAL INCOME                                                   3,047             2,609

OTHER EXPENSES
 General and administrative expense                                 19                 2
 Postage and printing expense                                        9                 3
 Professional expense                                               25                83
                                                              --------          --------
  TOTAL OTHER EXPENSES                                              53                88
                                                              --------          --------

INCOME BEFORE INCOME TAX BENEFIT AND EQUITY
 (DEFICIT) IN UNDISTRIBUTED INCOME OF
 SUBSIDIARY BANK                                                 2,994             2,521

INCOME TAX BENEFIT                                                  23                 6
                                                              --------          --------

INCOME BEFORE EQUITY (DEFICIT) IN UNDISTRIBUTED
 INCOME OF SUBSIDIARY BANK                                       3,017             2,527

EQUITY (DEFICIT) IN UNDISTRIBUTED INCOME OF
 SUBSIDIARY BANK                                                 1,939              (106)
                                                              --------          --------

NET INCOME                                                    $  4,956          $  2,421
                                                              ========          ========

                    CNBT BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999, 1998 AND 1997
               (Dollars in thousands, except per share amounts)


NOTE T - PARENT COMPANY CONDENSED FINANCIAL INFORMATION (Continued)

                                                                                        Period from
                                                                                       April 8, 1998
                                                                       Year Ended         through
                                                                      December 31,      December 31,
                                                                          1999             1998
                                                                      ------------     -------------
STATEMENTS OF CASH FLOWS

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                             $   4,956        $   2,421
 Equity (deficit) in undistributed income of subsidiary bank               (1,939)             106
 Income tax benefit                                                           (23)              (6)
                                                                        ---------        ---------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                 2,994            2,521

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital investment in subsidiary                                              -                (1)

CASH FLOWS FROM FINANCING ACTIVITIES
 Net proceeds from issuance of common stock                                    43               -
 Purchase of common stock                                                     (27)          (1,561)
 Dividends paid                                                            (2,947)            (456)
                                                                        ---------        ---------
  NET CASH USED IN FINANCING ACTIVITIES                                    (2,931)          (2,017)
                                                                        ---------        ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      63              503

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              503               -
                                                                        ---------        ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $     566        $     503
                                                                        =========        =========

NOTE U - FAIR VALUES OF FINANCIAL INSTRUMENTS

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

                    CNBT BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999, 1998 AND 1997
               (Dollars in thousands, except per share amounts)


NOTE U - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The estimated fair values disclosed do not reflect the value of assets and liabilities that are not considered financial instruments. In addition, the value of long-term relationships with depositors (core deposit intangibles) and other customers is not reflected. The value of these items are considered to be significant.

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

                    CNBT BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999, 1998 AND 1997
               (Dollars in thousands, except per share amounts)


NOTE U - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The estimated fair values of the Bank's financial instruments are as follows:

                                                               December 31,
                                        ---------------------------------------------------------
                                                  1999                           1998
                                        -------------------------     ---------------------------
                                         Carrying                      Carrying
                                          Amount      Fair Value        Amount        Fair Value
                                        ----------   ------------     ----------     ------------
 Financial assets:
  Cash and due from banks                $  12,601     $  12,601       $  13,205       $  13,205
  Investment securities
   available-for-sale                      125,208       125,208         164,796         164,796

  Investment securities
   held-to-maturity                        119,123       114,084          79,728          79,715

  Loans, net of allowance for loan
   losses                                  137,884       138,673         110,177         114,063

  Accrued interest receivable                3,827         3,827           3,776           3,776

 Financial liabilities:
  Deposits                                (346,033)     (345,664)       (330,917)       (333,551)
  Other borrowed funds                     (34,079)      (32,578)        (11,100)        (10,285)
  Accrued interest and other                (1,786)       (1,786)         (1,689)         (1,689)
   liabilities

 Off-balance sheet assets
  (liabilities):
  Commitments to extend credit                  -         27,557               -          18,226
  Standby letters of credit                     -            721               -             683

A summary of the contract or notional amounts (used and unused) of the Bank's financial instruments with off-balance-sheet risk follows:

                                    Contract or Notional Amount
                                   -----------------------------
                                           December 31,
                                   -----------------------------
                                       1999             1998
                                   -------------    ------------

  Commitments to extend credit       $ 49,994         $ 36,948
  Standby letters of credit               721              683