Form 10-Q
period 2000-03-31
CNBT BANCSHARES INC
filed 2000-05-12
CIK 1058995

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2000

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

                                Yes [X] No [_]

At May 5, 2000, 4,926,918 shares of CNBT Bancshares, Inc., common stock, $1.00 par value, were outstanding.

                             CNBT BANCSHARES, INC.

                                     INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

       Item 1.   Financial Statements

                 Consolidated Balance Sheets at March 31, 2000 and 1999
                 and at December 31, 1999..................................    3

                 Consolidated Statements of Income for the Three Months
                 Ended March 31, 2000 and 1999.............................    4

                 Consolidated Statements of Comprehensive Income for the
                 Three Months Ended March 31, 2000 and 1999................    5

                 Consolidated Statements of Stockholders' Equity for the
                 Year Ended December 31, 1999 and for the Three Months
                 Ended March 31, 2000......................................    6

                 Consolidated Statements of Cash Flows for the Three Months
                 Ended March 31, 2000 and 1999.............................    7

                 Notes to Interim Consolidated Financial Statements........    8

       Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                 Overview..................................................    9

                 Results of Operations.....................................    9

                 Financial Condition.......................................   13

       Item 3.   Quantitative and Qualitative Disclosures About
                 Market Risk...............................................   20

PART II. OTHER INFORMATION

       Item 1.   Legal Proceedings.........................................   20

       Item 6.   Exhibits and Reports on Form 8-K..........................   20

SIGNATURES.................................................................   20

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                    CNBT BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except per share amounts)

                                                               MARCH 31,
                                                         --------------------      DECEMBER 31,
                                                           2000        1999           1999
                                                         --------    --------    ---------------
                                                              (UNAUDITED)
ASSETS
  Cash and due from banks..............................  $ 13,460    $ 13,221        $ 12,533
  Due from banks - interest bearing overnight funds....        58       5,841              68
  Investment securities available-for-sale.............   125,238     139,768         125,208
  Investment securities held-to-maturity (approximate
   market value of $110,398 and $112,368 at March 31,
   2000 and 1999, respectively (unaudited), and
   $114,084 at December 31, 1999)......................   115,975     113,093         119,123
  Loans, net...........................................   145,515     113,493         137,884
  Bank premises and equipment, net.....................     9,930       6,061           9,859
  Other assets.........................................     5,071       3,065           5,022
  Deferred income taxes receivable.....................     1,766           0           2,071
                                                         --------    --------        --------
TOTAL ASSETS...........................................  $417,013    $394,542        $411,768
                                                         ========    ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Deposits
   Demand..............................................  $ 76,941    $ 70,331        $ 74,266
   NOW Accounts........................................    25,149      24,293          24,604
   Savings.............................................     7,982       8,002           7,742
   Money market........................................    93,873      96,607          97,361
   Time, $100,000 and over.............................    49,490      41,516          46,609
   Other time..........................................    95,376      99,772          95,451
                                                         --------    --------        --------
    TOTAL DEPOSITS.....................................   348,811     340,521         346,033
  Other borrowed funds.................................    34,500      18,000          34,079
  Accrued interest and other liabilities...............     2,054       2,835           1,786
  Federal income taxes payable.........................       278         269               0
  Deferred income taxes payable........................         0         427               0
                                                         --------    --------        --------
    TOTAL LIABILITIES..................................   385,643     362,052         381,898
COMMITMENTS AND CONTINGENT LIABILITIES                         --          --              --
STOCKHOLDERS' EQUITY
 Common stock, $1.00 par value; 30,000,000 shares
  authorized, 5,086,018 shares issued and 4,926,918
  shares outstanding at March 31, 2000 (unaudited),
  5,069,217 shares issued and 4,911,117 shares
  outstanding at March 31, 1999 (unaudited),
  5,081,114 shares issued and 4,923,014 shares
  outstanding at December 31, 1999.....................     5,086       5,069           5,081
  Surplus..............................................    21,934      21,905          21,926
  Retained earnings....................................     9,051       6,009           8,272
  Accumulated other comprehensive income; net unrealized
   gains (losses) on available-for-sale securities, net of
   deferred income taxes (benefit) of $(1,598), $564 and
   $(1,969) at March 31, 2000 and 1999 (unaudited), and
   December 31, 1999, respectively.....................    (3,103)      1,095          (3,821)
                                                         --------    --------        --------
                                                           32,968      34,078          31,458
  Less: treasury stock at cost; 159,100 and 158,100
   shares at March 31, 2000 and 1999 (unaudited),
   158,100 shares at December 31, 1999.................    (1,598)     (1,588)         (1,588)
                                                         --------    --------        --------
    TOTAL STOCKHOLDERS' EQUITY.........................    31,370      32,490          29,870
                                                         --------    --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............  $417,013    $394,542        $411,768
                                                         ========    ========        ========

      See accompanying notes to interim consolidated financial statements.

                    CNBT BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in thousands, except per share amounts)

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                    ------------------
                                                      2000      1999
                                                    -------    -------
                                                       (UNAUDITED)
INTEREST INCOME
 Interest and fees on loans...................       $3,405    $2,724
 Interest on investment securities:
  Taxable.....................................        3,021     2,868
  Nontaxable..................................          785       726
                                                     ------    ------
    Total interest on investment securities...        3,806     3,594
                                                     ------    ------
  TOTAL INTEREST INCOME.......................        7,211     6,318

INTEREST EXPENSE
 Interest on deposits and FHLB borrowings.....        3,523     3,011
                                                     ------    ------
  Net interest income.........................        3,688     3,307

PROVISION FOR LOAN LOSSES.....................          195       150
                                                     ------    ------
 Net interest income after provision
   for loan losses............................        3,493     3,157

OTHER INCOME
 Service fees.................................          608       565
 Net realized gains on sale of
  available-for-sale securities...............            0        19
 Other operating income.......................           98        81
                                                     ------    ------
  TOTAL OTHER INCOME..........................          706       665

OTHER EXPENSES
 Salaries and employee benefits...............        1,502     1,321
 General and administrative...................          354       341
 Data processing..............................          225       220
 FDIC assessments.............................           35         9
 Occupancy expenses, net......................          201       148
 Equipment maintenance........................          159       152
 Professional fees............................          102       128
 Postage and printing.........................           86        92
                                                     ------    ------
  TOTAL OTHER EXPENSES........................        2,664     2,411
                                                     ------    ------
 INCOME BEFORE INCOME TAXES...................        1,535     1,411

 Applicable income taxes......................          264       193
                                                     ------    ------
 NET INCOME...................................       $1,271    $1,218
                                                     ======    ======
 Earnings per common share:
  Basic and Diluted...........................       $  .26    $  .25
                                                     ======    ======

     See accompanying notes to interim consolidated financial statements.

                    CNBT BANCSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            ------------------
                                                             2000        1999
                                                            ------      ------
                                                                (UNAUDITED)

Net income................................................  $ 1,271     $1,218

Other comprehensive income, net of tax:
 Unrealized losses on securities:
  Unrealized holding gains (losses) arising
   during period..........................................      718      (611)
  Less:  reclassification adjustment for (gains) losses
   included in net income.................................        0       (13)
                                                             ------    ------
                                                                718      (624)
                                                             ------    ------
Comprehensive income......................................   $1,989    $  594
                                                             ======    ======



      See accompanying notes to interim consolidated financial statements.

                    CNBT BANCSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                                                  ACCUMULATED
                                                 COMMON STOCK                                        OTHER
                                             -------------------                                    COMPRE-
                                                           PAR      TREASURY            RETAINED    HENSIVE
                                               SHARES     VALUES     STOCK    SURPLUS   EARNINGS    INCOME     TOTAL
                                             ---------    ------   -------    -------   -------    -------    -------
BALANCE, JANUARY 1, 1999..................   4,910,201    $5,065   $(1,561)   $21,899   $ 6,264    $ 1,719    $33,386
 Proceeds from exercise of stock
  options.................................      15,513        16         0         27         0          0         43
 Cash dividends...........................           0         0         0          0    (2,948)         0     (2,948)
 Repurchase of stock......................      (2,700)        0       (27)         0         0          0        (27)
 Comprehensive income:
  Unrealized loss on investment
  securities available-for-sale, net
  of deferred income tax benefit of
  $2,854..................................           0         0         0          0         0     (5,540)    (5,540)
  Net income..............................           0         0         0          0     4,956          0      4,956
                                             ---------    ------   -------    -------   -------    -------    -------
 Total comprehensive income...............                                                                       (584)
                                                                                                              -------
BALANCE, DECEMBER 31, 1999................   4,923,014    $5,081   $(1,588)   $21,926   $ 8,272    $(3,821)   $29,870

 Proceeds from exercise of stock
  options (unaudited).....................       4,904         5         0          8         0          0         13
 Cash dividends (unaudited)...............           0         0         0          0      (492)         0       (492)
 Repurchase of stock (unaudited)..........      (1,000)        0       (10)         0         0          0        (10)
 Comprehensive income:
  Unrealized gain on investment
  securities available-for-sale, net
  of deferred income taxes of
  $370 (unaudited)........................           0         0         0          0         0        718        718
  Net income (unaudited)..................           0         0         0          0     1,271          0      1,271
                                             ---------    ------   -------    -------   -------    -------    -------
 Total comprehensive income (unaudited)...                                                                      1,989
                                                                                                              -------
BALANCE, MARCH 31, 2000
 (UNAUDITED)..............................   4,926,918    $5,086   $(1,598)   $21,934   $ 9,051    $(3,103)   $31,370
                                             =========    ======   =======    =======   =======    =======    =======

     See accompanying notes to interim consolidated financial statements.

                    CNBT BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                 -------------------
                                                                   2000       1999
                                                                 -------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income..................................................   $ 1,271    $  1,218
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation..............................................       144         110
    Premium amortization net of discount accretion............         1         130
    Provision for loan losses.................................       195         150
    Net realized gain on available-for-sale
     securities...............................................         0          (8)
    (Gain) loss on disposal of bank premises and equipment
      and other assets........................................        (3)          2
    Provision (benefit) for deferred taxes....................       (65)        (89)
  Changes in assets and liabilities:
    Accrued interest receivable...............................     1,081       1,119
    Other assets..............................................    (1,142)        (45)
    Accrued expenses..........................................       180         822
    Accrued interest payable..................................        88        (658)
    Federal income taxes payable/receivable...................       328         283
                                                                 -------    --------
   NET CASH PROVIDED BY OPERATING
    ACTIVITIES................................................     2,078       3,034

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of available-for-sale securities..................      (292)     (6,521)
  Proceeds from sales of available-for-sale securities........       229      27,119
  Proceeds from maturities of available-for-sale securities...     1,119       3,410
  Purchases of held-to-maturity securities....................         0     (39,280)
  Proceeds from maturities of held-to-maturity securities.....     3,149       5,867
  Loans originated, net of principal collected................    (7,908)     (3,702)
  Proceeds from sales of other real estate and repossessed
   assets.....................................................        47         103
  Cash paid for bank premises and equipment...................      (215)       (258)
                                                                 -------    --------
   NET CASH USED IN INVESTING ACTIVITIES......................    (3,871)    (13,262)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in demand deposits, NOW,
   savings, and money market accounts.........................       (28)      9,837
  Proceeds from sales of time deposits, net of payments
   for maturing time deposits.................................     2,806        (233)
  Net increase in other borrowed funds........................       421       6,900
  Proceeds from exercise of stock options.....................        13          10
  Purchase of common stock....................................       (10)        (27)
  Dividends paid..............................................      (492)       (491)
                                                                 -------    --------
   NET CASH PROVIDED BY FINANCING
    ACTIVITIES................................................     2,710      15,996
                                                                 -------    --------
NET INCREASE IN CASH AND CASH
   EQUIVALENTS................................................       917       5,768

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD..................................................    12,601      13,294
                                                                 -------    --------
 CASH AND CASH EQUIVALENTS AT END OF
   PERIOD.....................................................   $13,518    $ 19,062
                                                                 =======    ========

     See accompanying notes to interim consolidated financial statements.

                    CNBT BANCSHARES, INC. AND SUBSIDIARIES
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2000
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 and 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1999, of CNBT Bancshares, Inc. (the "Company") as filed with the Securities and Exchange Commission.

(2)  Earnings Per Common Share

     Earnings per common share was computed based on the following (in thousands, except per share amounts):

                                                 THREE MONTHS ENDED
                                                       MARCH 31,
                                               -----------------------
                                                  2000         1999
                                               ----------   ----------
   Net income...............................   $    1,271   $    1,218

   Divided by weighted average common
     shares and common share equivalents:
      Weighted average common shares........    4,924,702    4,910,017
      Weighted average common share
       equivalents..........................       39,470       55,888
                                               ----------   ----------
   Total average common shares and
     common share equivalents...............    4,964,172    4,965,905
                                               ==========   ==========
   Earnings per common share:
     Basic and Diluted......................   $     0.26   $     0.25
                                               ==========   ==========

(3)  Common Stock

     The Board of Directors declared cash dividends to be payable to stockholders of record for the quarters ending March 31, 1999, June 30, 1999, September 30,1999, and December 31, 1999 of $0.10 per share. A special cash dividend of $0.20 was declared payable to stockholders of record at March 31, 1999 in addition to the regular cash dividend of $0.10 per share. A cash dividend for $0.10 per share was declared payable to shareholders of record at March 31, 2000.

     As of March 31, 2000, an additional 34,513 shares of common stock were issuable (without regard to vesting restrictions) upon exercise of outstanding employee stock options.

(4)  Comprehensive Income

     Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by owners (changes in paid in capital) and distributions to owners (dividends). For the three month period ended March 31, 2000 and 1999, unrealized holding gain (losses) on debt and equity securities available-for-sale is the only other comprehensive income component. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three months ended March 31, 2000 and 1999:

                                                               THREE MONTHS ENDED
                                           -----------------------------------------------------------
                                                  MARCH 31, 2000                 MARCH 31, 1999
                                           ----------------------------   ----------------------------
                                                        TAX       NET                  TAX       NET
                                                      EXPENSE    OF TAX              EXPENSE    OF TAX
                                           PRETAX    (BENEFIT)   AMOUNT   PRETAX    (BENEFIT)   AMOUNT
                                           ------    ---------   ------   ------    ---------   ------
   Net unrealized gain (loss) on
     securities available-for-sale......   $1,088      $(370)     $718    $(927)       $316     $(611)

   Less:  reclassification adjustment
     for net gain (loss) realized in
     net income.........................        0          0         0      (19)          6       (13)
                                           ------      -----      ----    -----        ----     -----
   Other comprehensive income...........   $1,088      $(370)     $718    $(946)       $322     $(624)
                                           ======      =====      ====    =====        ====     =====

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

     For the three months ended March 31, 2000, the Company had net income of $1.3 million, an increase of $100,000 or 8.3% from the same period in 1999. This earnings growth was due primarily to an increase in net interest income, which resulted from strong loan growth and an increase in the securities portfolio. Net income per share, basic and diluted, increased to $0.26 for the three months ended March 31, 2000, from $0.25 for the same time period in 1999. The Company's annualized return on average assets was 1.23% and the annualized return on average common equity was 16.94% for the three months ended March 31, 2000, compared to 1.27% and 14.64% for the same time period in 1999.

     Total assets increased to $417.0 million at March 31, 2000, from $394.5 million at March 31, 1999, an increase of $22.5 million or 5.7%, and from $411.8 million at December 31, 1999, an increase of $5.2 million or 1.3%. The increase was due primarily to an increase in the loan portfolio. Deposits increased to $348.8 million at March 31, 2000, from $340.5 million at March 31, 1999, an increase of $8.3 million or 2.4%, and from $346.0 million at December 31, 1999, an increase of $2.8 million or 0.8%. Total stockholders' equity was $31.4 million at March 31, 2000, representing a decrease of $1.1 million or 3.4% over total stockholders' equity of $32.5 million at March 31, 1999, and an increase of $1.5 million or 5.0% over stockholders' equity of $29.9 million at December 31, 1999. The decrease in stockholders' equity was attributable to a special cash dividend of $0.20 per share declared during the first quarter of 1999 in addition to the regular quarterly dividends and a decrease in unrealized gain/losses on investment securities.

RESULTS OF OPERATIONS

  Net Interest Income

     Net interest income for the three months ended March 31, 2000, was $3.7 million, an increase of $200,000 or 6.3% from $3.2 million for the three months ended March 31, 1999. The Company's net interest margin was 3.78% and 3.68% and the net interest spread was 2.78% and 2.73% for the three months ended March 31, 2000 and 1999, respectively. The increase in net interest margin resulted from a greater increase in net interest income relative to the increase in total average interest-earning assets. There was an increase in the yield on total interest-earning assets of 0.36% and an increase of 0.31% in the rate paid on interest-bearing liabilities which resulted in an increase in net interest spread.

     The increase in net interest income resulted from increases in the loan and securities portfolios. Interest income from loans increased to $3.4 million from $2.7 million for the three months ended March 31, 2000 compared to 1999, an increase of $700,000 or 25.9%. The yield in the loan portfolio increased to 9.58% for the three months ended March 31, 2000, from 9.55% for the three months ended March 31, 1999. Interest income from the securities portfolio increased to $3.8 million for the three months ended March 31, 2000, from $3.6 million for the three months ended March 31, 1999, a $200,000 or 5.6% increase. This was due primarily to a 1.2% increase in average securities held and a yield that increased 0.28% for the three months ended March 31, 2000, compared to the same period in 1999. Partially offsetting the interest income growth was an increase in interest expense, which grew to $3.5 million for the three months ended March 31, 2000, compared to $3.0 million for the three months ended March 31, 1999. This increase was the result of growth in average deposits, in particular, money market and savings deposits, certificates of deposit, and increased rates paid on such deposits.

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

                                                         THREE MONTHS ENDED                  THREE MONTHS ENDED
                                                           MARCH 31, 2000                      MARCH 31, 1999
                                                   -----------------------------       -----------------------------
                                                    AVERAGE    INTEREST   AVERAGE      AVERAGE     INTEREST   AVERAGE
                                                  OUTSTANDING   EARNED/    YIELD/    OUTSTANDING    EARNED/    YIELD/
                                                    BALANCE      PAID       RATE       BALANCE       PAID       RATE
                                                   --------     ------     -----       --------     ------      ----
                                                                       (Dollars in thousands)
Assets
Interest-earning assets:
   Loans.....................................      $142,222     $3,405      9.58%      $114,062     $2,724      9.55%
   Securities................................       248,238      3,802      6.13        245,365      3,588      5.85
   Federal funds sold and other
       earning assets........................           111          4     14.41            378          6      7.41
                                                   --------     ------                 --------     ------
        Total interest-earning assets........       390,571      7,211      7.39        359,805      6,318      7.03
Less:  allowance for loan losses.............         1,341                               1,193
                                                   --------                            --------
Total earning assets, net of allowance.......       389,230                             358,612
Nonearning assets............................        24,383                              24,439
                                                   --------                            --------
        Total Assets.........................      $413,613                            $383,051
                                                   ========                            ========
Liabilities and Stockholders' equity
Interest-bearing liabilities:
   Interest-bearing demand deposits..........      $ 24,843     $  122      1.96%      $ 23,712     $   91      1.54%
   Savings and money market
        accounts.............................       101,444        928      3.66         95,879        830      3.46
   Certificates of deposit...................       143,842      1,974      5.49        141,802      1,852      5.23
   Borrowed funds............................        35,833        499      5.57         18,442        238      5.16
                                                   --------     ------                 --------     ------      ----
        Total interest-bearing liabilities...       305,962      3,523      4.61        279,835      3,011      4.30
                                                                ------                              ------
Noninterest-bearing liabilities:
   Noninterest-bearing demand
        deposit..............................        75,849                              67,362
   Other liabilities.........................         1,786                               2,573
                                                   --------                            --------
        Total liabilities....................       383,597                             349,770
Stockholders' equity.........................        30,016                              33,281
                                                   --------                            --------
        Total liabilities and
          stockholders' equity...............      $413,613                            $383,051
                                                   ========                            ========
Net interest income..........................                   $3,688                              $3,307
                                                                ======                              ======
Net interest spread (1)......................                               2.78%                               2.73%
Net interest margin (2)......................                               3.78%                               3.68%

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

     The following table presents for the periods indicated the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase related to higher outstanding balances and the volatility of interest rates:

                                                           THREE MONTHS ENDED
                                                         MARCH 31, 2000 VS. 1999
                                                     -----------------------------
                                                    INCREASE (DECREASE)
                                                           DUE TO
                                                     -----------------
                                                     VOLUME       RATE       TOTAL
                                                     ------       ----       -----
                                                         (DOLLARS IN THOUSANDS)
Interest-earning assets:
 Loans............................................   $ 647       $  34       $681
 Securities.......................................    (474)        688        214
 Other earning assets.............................     (11)          9         (2)
                                                     -----       -----       ----
  Total increase (decrease) in interest income....     162         731        893

Interest-bearing liabilities:
 Interest-bearing demand deposits.................     (76)        107         31
 Savings and money market accounts................    (101)        199         98
 Certificates of deposit..........................    (259)        381        122
 Borrowed funds...................................     115         146        261
                                                     -----       -----       ----
  Total increase (decrease) in interest expense...    (321)        833        512
                                                     -----       -----       ----
Increase (decrease) in net interest income........   $ 483       $(102)      $381
                                                     =====       =====       ====

  Provisions for Loan Losses

     The provision for loan losses was $195,000 for the three months ended March 31, 2000, and $150,000 for the same period in 1999, an increase of $45,000 or 30.0%. See "Financial Condition--Allowance for Loan Losses."

 Noninterest Income

     Noninterest income for the three months ended March 31, 2000, was $706,000, an increase of $41,000 or 6.2% from $665,000 in the same period in 1999. The following table presents, for the periods indicated, the major categories of noninterest income:

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                 ----------------
                                                                  2000       1999
                                                                 -----       ----
                                                              (Dollars in thousands)
Service fees......................................               $ 608       $565
Net realized gains on sale of
 available-for-sale securities....................                   0         19
Other operating income............................                  98         81
                                                                 -----       ----
Total noninterest income..........................               $ 706       $665
                                                                 =====       ====

     For the three months ended March 31, 2000, service fees on deposit accounts were $608,000 as compared to $565,000 for the same period in 1999, an increase of $43,000 or 7.6%. Deposit accounts grew from 26,668 at March 31, 1999 to 28,267 at March 31, 2000.

  Noninterest Expenses

     In the three month period ended March 31, 2000, noninterest expenses increased $300,000 or 12.5% to $2.7 million from the 1999 comparable period. For the three months ended March 31, 2000, the efficiency ratio, calculated by dividing total noninterest expenses (excluding securities gains and losses) by net interest income plus noninterest income decreased to 60.6%, from 61.0% for the three months ended March 31, 1999.

     Salaries and employee benefit expense and general administrative expenses, for the three months ended March 31, 2000, was $1.9 million, an increase of $200,000 or 11.8% from $1.7 million in the same period of 1999. The increase was due to additional personnel required to accommodate the growth and the opening of a new branch office in Northwest Houston. Total full-time equivalent employees at March 31, 2000, increased to 123 from 113 at March 31, 1999.

     Occupancy expense and equipment maintenance increased to $360,000 for the three-month period ended March 31, 2000, from $300,000 for the three-month period ended March 31, 1999. Major categories included within occupancy expense are building lease expense, depreciation expense, and maintenance expense. Depreciation expense increased to $144,000 for the three month period March 31, 2000, an increase of $34,000 or 30.9% from $110,000 for the same period in 1999. This increase was primarily due to additional depreciation on new equipment purchases. Maintenance expense for the three month period ended March 31, 2000, was $73,000, a decrease of $6,000 or 7.9% over the same period in 1999.

     Data processing expense for the three-month period ended March 31, 2000, was $225,000, as compared to $220,000 for the same period in 1999, an increase of $5,000 or 2.3%.

  Income Taxes

     The income tax provision includes both current and deferred income tax amounts using the statutory rates currently in effect. The amount of income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense, and the amount of other nondeductible expenses. In the first three months of 2000, income tax expense was $264,000, an increase of $71,000 or 36.8% from $193,000 of income tax expense for the same period in 1999. The low percentage of income tax expense is principally due to the increase in nontaxable income and other miscellaneous items. The effective tax rates were 17.2% for the three months ended March 31, 2000, and 13.7% for the three months ended March 31, 1999.

FINANCIAL CONDITION

  Loan Portfolio

     Loans, net of unearned interest, were $146.9 million at March 31, 2000, an increase of $7.7 million or 5.5% from $139.2 million at December 31, 1999. At March 31, 2000, loans as a percentage of assets and deposits were 35.2% and 42.1%, respectively.

   The following table summarizes the loan portfolio of the Bank by type of loan as of March 31, 2000 and December 31, 1999:

                                                 MARCH 31, 2000      DECEMBER 31, 1999
                                              --------------------  -------------------
                                               AMOUNT      PERCENT   AMOUNT     PERCENT
                                              --------     -------  --------    -------
                                                       (DOLLARS IN THOUSANDS)
Commercial and industrial............         $ 31,863      21.7%   $ 30,278      21.8%
Real estate:
 Construction and land development...           20,022      13.6      17,602      12.6
 1-4 family residential..............           18,220      12.4      16,570      11.9
 Commercial owner occupied...........           36,282      24.7      33,858      24.3
 Other...............................              170       0.1         705       0.5
Consumer.............................           40,381      27.5      40,198      28.9
                                              --------     -----    --------     -----
 Total loans.........................         $146,938     100.0%   $139,211     100.0%
                                              ========     =====    ========     =====

  Nonperforming Assets

     The Bank's conservative lending policies have resulted in strong asset quality. Nonperforming assets were $1.3 million at March 31, 2000 and at December 31, 1999. This resulted in a ratio of nonperforming assets to loans plus other real estate of 0.89% and 0.92% at March 31, 2000, and December 31, 1999, respectively, and a ratio of nonperforming assets to total assets of 0.32% and 0.31% at March 31, 2000 and December 31, 1999, respectively.

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

      The following table presents information regarding nonperforming assets at March 31, 2000 and December 31, 1999:

                                                                 MARCH 31,     DECEMBER 31,
                                                                   2000            1999
                                                                  ------          ------
                                                                  (DOLLARS IN THOUSANDS)
Nonaccrual loans............................................      $  208          $   54
Accruing loans 90 or more days past due.....................         210             358
Restructured loans..........................................          26              31
Other real estate and foreclosed property...................         870             850
                                                                  ------          ------
 Total nonperforming assets.................................      $1,314          $1,293
                                                                  ======          ======
Nonperforming assets to total loans and other real estate...        0.89%           0.92%
Nonperforming assets to total assets........................        0.32%           0.31%

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

     Management believes that the allowance for loan losses at March 31, 2000, is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that the Bank will not sustain losses in future periods, which could be greater than the size of the allowance at March 31, 2000.

     The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

                                                               THREE MONTHS
                                                                  ENDED        YEAR ENDED
                                                                 MARCH 31,     DECEMBER 31,
                                                                   2000            1999
                                                                  ------          ------
                                                                  (DOLLARS IN THOUSANDS)
Allowance for loan losses at beginning of period............      $ 1,327         $ 1,183
Provision for loan losses...................................          195             600
Charge-offs.................................................         (144)           (714)
Recoveries..................................................           45             258
                                                                  -------         -------
Allowance for loan losses at end of period..................      $ 1,423         $ 1,327
                                                                  =======         =======

                                                                 MARCH 31,     DECEMBER 31,
                                                                   2000            1999
                                                                  ------          ------
Allowance to period-end loans...............................         0.97%           0.95%
Net charge-offs (recoveries) to average loans...............         0.07%           0.37%
Allowance to period-end nonperforming loans.................       320.50%         299.55%

  Securities

      The Company's securities portfolio as of March 31, 2000, totaled $241.2 million as compared to $244.3 million at December 31, 1999, and $252.9 million at March 31, 1999. The year-to-date decrease of $3.1 million or 1.3% is a result of principal repayments from mortgage-backed securities. The Company is required to classify its debt and equity securities into one of three categories: held-to-maturity, trading or available-for-sale. Investments in debt securities are classified as held-to-maturity and measured at amortized cost in the financial statements only if management has the intent and ability to hold these securities to maturity. Securities that are bought and held principally for the purposes of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Securities not classified as either held-to-maturity or trading are classified as available-for-sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax in a separate components of stockholders' equity until realized. Gains and losses on sales of securities are determined using the specific-identified method.

     As of March 31, 2000, the held-to-maturity portfolio totaled $116.0 million and the available-for-sale portfolio totaled $125.2 million. The net unrealized loss in the available-for-sale portfolio was $4.7 million as of March 31, 2000. The Company tracks but does not record market changes on its held-to-maturity portfolio. At March 31, 2000, the market value of the held-to-maturity portfolio was $110.4 million.

     The following table presents the amortized cost of securities classified as available-for-sale and their approximate fair values at March 31, 2000, and December 31, 1999:

                                                                    MARCH 31, 2000
                                                    -----------------------------------------------
                                                                    GROSS        GROSS
                                                    AMORTIZED    UNREALIZED   UNREALIZED     FAIR
                                                      COST           GAIN        LOSS        VALUE
                                                    --------         ----      -------     --------
                                                                  (DOLLARS IN THOUSANDS)
U.S. Government and agency securities...            $ 35,884         $  0      $(1,267)    $ 34,617
Mortgage-backed securities..............              30,932           17         (709)      30,240
Obligations of state and political
 subdivisions...........................              60,269           94       (2,810)      57,553
Other securities........................               2,828            0            0        2,828
                                                    --------         ----      -------     --------
Total securities........................            $129,913         $111      $(4,786)    $125,238
                                                    ========         ====      =======     ========

                                                                   DECEMBER 31, 1999
                                                    -----------------------------------------------
                                                                    GROSS        GROSS
                                                    AMORTIZED    UNREALIZED   UNREALIZED     FAIR
                                                      COST           GAIN        LOSS        VALUE
                                                    --------         ----      -------     --------
                                                                  (DOLLARS IN THOUSANDS)
U.S. Government and agency securities...            $ 35,877         $  0      $(1,289)    $ 34,588
Mortgage-backed securities..............              32,066           28         (583)      31,511
Obligations of state and political
 subdivisions...........................              60,489           50       (3,966)      56,573
Other securities........................               2,536            0            0        2,536
                                                    --------         ----      -------     --------
 Total securities.......................            $130,968         $ 78      $(5,838)    $125,208
                                                    ========         ====      =======     ========

     The following table presents the amortized cost of securities classified as held-to-maturity and their approximate fair values at March 31, 2000, and December 31, 1999:

                                                                      MARCH 31, 2000
                                                    -----------------------------------------------
                                                                    GROSS        GROSS
                                                    AMORTIZED    UNREALIZED   UNREALIZED     FAIR
                                                      COST           GAIN        LOSS        VALUE
                                                    --------         ----      -------     --------
                                                                  (DOLLARS IN THOUSANDS)

U.S. Government and agency securities...            $ 17,657          $ 0      $  (860)    $ 16,797
Mortgage-backed securities..............              98,318           51       (4,768)      93,601
                                                    --------         ----      -------     --------
 Total securities.......................            $115,975          $51      $(5,628)    $110,398
                                                    ========         ====      =======     ========



                                                                   DECEMBER 31, 1999
                                                    -----------------------------------------------
                                                                    GROSS        GROSS
                                                    AMORTIZED    UNREALIZED   UNREALIZED     FAIR
                                                      COST           GAIN        LOSS        VALUE
                                                    --------         ----      -------     --------
                                                                  (DOLLARS IN THOUSANDS)
U.S. Government and agency securities...            $ 17,633          $ 0      $  (812)    $ 16,821
Mortgage-backed securities..............             101,490           58       (4,285)      97,263
                                                    --------         ----      -------     --------
 Total securities.......................            $119,123          $58      $(5,097)    $114,084
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

  Deposits

     Total deposits as of March 31, 2000, were $348.8 million, as compared to $340.5 million at March 31, 1999, an increase of $8.3 million or 2.4%, resulting from growth in same location deposits, combined with the additional deposits of the branch offices. When compared to total deposits of $346.0 million on December 31, 1999, the amount at March 31, 2000, represents a year-to-date increase of $2.8 million.

     Non-interest bearing demand deposits at March 31, 2000, were $76.9 million, as compared to $70.3 million at March 31, 1999, an increase of $6.6 million or 9.4%. When compared to non-interest bearing demand deposits of $74.3 million on December 31, 1999, the March 31, 2000, amount represents a year-to-date increase of $2.6 million. The percentage of non-interest bearing deposits to total deposits as of March 31, 2000, continued strong at 22.1%.

     The Bank offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of demand, savings, NOW accounts, money market, and time accounts. The Bank relies primarily on advertising, competitive pricing policies, and customer service to attract and retain these deposits. As of March 31, 2000, the Bank had no deposits classified as brokered funds. Deposits provide generally all the funding for the Bank's lending and investment activities and the interest paid for deposits must be managed carefully to control the level of interest expense.

     The Bank's ratios of average non-interest bearing deposits to average total deposits at March 31, 2000, and December 31, 1999, were 21.9%, and 21.1%, respectively. The daily average balances and weighted average rates paid on deposits for the three month period ended March 31, 2000 and the year ended December 31, 1999, are presented below:

                                             THREE MONTHS ENDED      YEAR ENDED
                                               MARCH 31, 2000     DECEMBER 31, 1999
                                              ---------------     -----------------
                                               AMOUNT    RATE      AMOUNT     RATE
                                              --------   ----     --------    ----
                                                     (DOLLARS IN THOUSANDS)
  NOW accounts.......................         $ 24,843   1.96%    $ 23,540    1.57%
  Regular savings....................            7,811   2.00        8,086    1.98
  Money Market.......................           93,633   3.80       94,397    3.67
  CDs less than $100,000.............           75,015   5.40       79,551    5.16
  CDs $100,000 and over..............           47,414   5.64       41,027    5.26
  IRAs & QRPs........................           21,413   5.49       21,643    5.36
                                              --------   ----     --------    ----
   Total interest-bearing deposits...          270,129   4.48      268,244    4.25

  Noninterest-bearing deposits.......           75,849      0       71,658       0
                                              --------   ----     --------    ----
  Total deposits.....................         $345,978   3.50%    $339,902    3.36%
                                              ========   ====     ========    ====

     The following table sets forth the maturity and repricing of the Bank's certificates of deposit that are $100,000 or greater at March 31, 2000, and December 31, 1999:
                                                      MARCH 31,   DECEMBER 31,
                                                         2000       1999
                                                         ----       ----
                                                      (DOLLARS IN THOUSANDS)

3 months or less.....................                  $15,338      $15,004
Between 3 months and 1 year..........                   21,870       21,061
Over 1 year..........................                   12,282       10,544
                                                       -------      -------
Total CDs $100,000 and over..........                  $49,490      $46,609
                                                       =======      =======
  Borrowings

     Other borrowings generally represent borrowings from the FHLB with maturities ranging from one to thirty days. Information relating to these borrowings is summarized as follows:
                                                      MARCH 31,   DECEMBER 31,
                                                         2000       1999
                                                         ----       ----
                                                      (DOLLARS IN THOUSANDS)
Other borrowings:
  Average............................                  $35,833      $22,637
  Period-end.........................                   34,500       34,079
Maximum month-end balance during
 period (all FHLB borrowings)........                   36,800       34,079
Interest rate:
  Average............................                     5.57%        5.32%
  Period-end (weighted average)......                     6.14%        5.30%

     At March 31, 2000, the Bank had one borrowing program in effect. The Bank borrowed $8.0 million with a 10 year stated maturity and a 5 year lockout. Those borrowings consist of $6.1 million at 5.19% and $1.9 million at 5.24%. The remaining balance is comprised of short-term borrowings. See "Capital Resources and Liquidity."

  Interest Rate Sensitivity

     The Company analyzes its interest rate risk position by use of a simulation model and shock analysis. As of March 31, 2000, the simulation model indicates that, in the event of a 200 basis point increase in underlying market interest rates, the Company's net interest income would decrease 14.21%. Correspondingly, in the event of a 200 basis point decrease in market interest rates, the Company's net interest income would increase by 13.28%. The results of this "rate shock test", which assumes a parallel shift in the yield curve, indicate that the present mix of interest earning assets and interest-bearing liabilities should provide reasonable protection from changes in interest rates. However, because the Company maintains a significant percentage of its assets in investment securities and a significant portion of its investment securities consist of fixed rate securities rather than adjustable rate securities, a rapid increase or decrease in interest rates could have a greater adverse effect on the Company's net interest margin and results of operation. The simulation model also provides a detailed interest rate sensitivity gap ("GAP") analysis, which the Company uses as a secondary source in analyzing its asset/liability mix. At March 31, 2000, the GAP measurement of interest rate sensitive assets minus interest rate sensitive liabilities divided by total assets indicates a cumulative negative GAP of 36.2% through one year and a cumulative positive GAP of 5.3% for all periods. The Company seeks to maintain the cumulative GAP to total assets within 35% for one year.

     The Company's Investment-Asset/Liability Committee has adopted specific investment policies directed at reducing the length of maturity of securities that it purchases and shifting a portion of the securities portfolio to adjustable rate securities.

  Capital Resources and Liquidity

     Stockholders' equity increased to $31.4 million at March 31, 2000, from $29.9 million at December 31, 1999, a increase of $1.5 million or 5.0%. This increase was attributable to $1.3 million in earnings along with a net unrealized gain on securities of $718,000 and offset by payment of dividends of $492,000.

     Liquidity involves the Company's ability to raise funds through asset growth and reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements, and to operate the Company on an ongoing basis. During the three months ended March 31, 2000, the Company's liquidity needs have primarily been met by growth in borrowings, as previously discussed. The cash position was further supplemented by the amortization of the securities and loan portfolios. Additionally, access to borrowed funds from the FHLB were utilized to take advantage of investment opportunities.

     FHLB advances may be utilized from time to time as either a short-term funding source or a long-term funding source. The Company believes the use of funds from FHLB provides a low cost, economic source to assist its growth in the lending area and will continue to use this source in the future to the extent collateral is available. FHLB advances can be particularly attractive as a long-term funding source to balance interest rate sensitivity and reduce interest rate risk. These borrowing programs are available as either a short-term financing arrangement (usually with maturities ranging from 1-35 days) or as a long-term financing arrangement. Under either of these two arrangements, the Company is required to hold a certain amount of FHLB stock. Generally, FHLB borrowings are limited to a maximum of 75% of the Company's 1-4 family mortgage loans before specific collateral is required. A secondary source of collateral is the delivery of eligible securities. At March 31, 2000, the Company had approximately $121 million in eligible securities maintained in safekeeping at the FHLB. In addition, the Company may deliver other collateral which includes credit card and installment loans and are usually assigned a loan-to-value ratio of approximately 90%. With regards to the above, total advances are limited to 50% of assets or total eligible collateral, whichever is less. At March 31, 2000, the Company had total potential borrowings (without purchasing additional stock) of $5.9 million.

     The Company's risk-based capital ratios remain above the levels designated as "well capitalized". At March 31, 2000, the Company's tier 1 capital to assets, tier 1 risk-based capital, and tier 1 leverage ratios were 8.27%, 17.45% and 8.38%, respectively.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company's primary market risk exposure is interest rate risk. For information regarding the interest rate risk exposure of the Company's financial instruments, see "Management's Discussion and Analysis of Financial Condition and Results of Operation - Interest Rate Sensitivity" on page 19. The Company's financial instruments generally are not subject to market risks associated with foreign currency exchange rate risk, commodity price risk, or other market risks or price risks (such as equity price risk). The Company did not use derivative financial instruments (such as futures, forwards, swaps, options, and other financial instruments with similar characteristics) to manage its interest rate risk during the quarter ended March 31, 2000.

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


                             CNBT BANCSHARES, INC.
                                 (Registrant)


By  /s/ B. RALPH WILLIAMS                         May 5, 2000
    --------------------------------------        ------------------
    B. Ralph Williams, President and Chief        Date
    Executive Officer


By  /s/ RANDALL W. DOBBS                          May 5, 2000
    --------------------------------------        ------------------
    Randall W. Dobbs, Executive Vice              Date
    President/Cashier and Chief Operations
    Officer