Form 10-Q
period 2000-06-30
CNBT BANCSHARES INC
filed 2000-08-10
CIK 1058995

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

         [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter ended June 30, 2000

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

                                Yes [X] No [_]

At July 31, 2000, 4,941,361 shares of CNBT Bancshares, Inc., common stock, $1.00 par value, were outstanding.

                             CNBT BANCSHARES, INC.

                                     INDEX

                                                                                                              Page
                                                                                                              ----
PART I.      FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets at June 30, 2000 and 1999
                  and at December 31, 1999..............................................................       3

                  Consolidated Statements of Income for the Three Months
                  Ended June 30, 2000 and 1999 and the Six Months Ended
                  June 30, 2000 and 1999................................................................       4

                  Consolidated Statements of Comprehensive Income for the
                  Three Months Ended June 30, 2000 and 1999 and the Six
                  Months Ended June 30, 2000 and 1999...................................................       5

                  Consolidated Statements of Stockholders' Equity for the
                  Year Ended December 31, 1999 and for the Six Months
                  Ended June 30, 2000...................................................................       6

                  Consolidated Statements of Cash Flows for the Six Months
                  Ended June 30, 2000 and 1999..........................................................       7

                  Notes to Interim Consolidated Financial Statements....................................       8

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations

                  Overview..............................................................................      10

                  Results of Operations.................................................................      10

                  Financial Condition...................................................................      16

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................      23

PART II.     OTHER INFORMATION

         Item 1.  Legal Proceedings.....................................................................      24

         Item 4.  Submission of Matters to a Vote of Security Holders...................................      24

         Item 6.  Exhibits and Reports on Form 8-K......................................................      24

SIGNATURES..............................................................................................      25

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                     CNBT BANCSHARES, INC AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except per share amounts)

                                                                                         June 30,                December 31,
                                                                             -------------------------------
                                                                                  2000             1999              1999
                                                                             --------------    -------------    --------------
                                                                                        (Unaudited)
ASSETS
   Cash and due from banks.......................................            $       14,867    $      11,108    $       12,533
   Due from banks - interest bearing overnight funds.............                       163              684                68
   Investment securities available-for-sale......................                   122,264          130,206           125,208
   Investment securities held-to-maturity (approximate
     market value of $106,593 and $115,710 at June 30,
     2000 and 1999, respectively (unaudited), and
     $114,084 at December 31, 1999...............................                   111,629          118,980           119,123
   Loans, net....................................................                   158,928          119,145           137,884
   Bank premises and equipment, net..............................                     9,833            6,543             9,859
   Deferred income taxes receivable..............................                     1,556              681             2,071
   Other assets..................................................                     4,580            3,861             5,022
                                                                             --------------    -------------    --------------
TOTAL ASSETS.....................................................            $      423,820    $     391,208    $      411,768
                                                                             ==============    =============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY LIABILITIES

   Deposits
     Demand......................................................            $       76,445    $      73,927    $       74,266
     NOW Accounts................................................                    23,971           22,736            24,604
     Savings.....................................................                     8,087            8,533             7,742
     Money market................................................                    89,573           93,057            97,361
     Time, $100,000 and over.....................................                    52,758           42,872            46,609
     Other time..................................................                    96,026           99,023            95,451
                                                                             --------------    -------------    --------------
       TOTAL DEPOSITS............................................                   346,860          340,148           346,033
   Other borrowed funds..........................................                    42,100           18,000            34,079
   Accrued interest and other liabilities........................                     2,273            1,922             1,786
   Federal income taxes payable..................................                        90               41                 -
                                                                             --------------    -------------    --------------
       TOTAL LIABILITIES.........................................                   391,323          360,111           381,898
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
 Common stock, $1.00 par value, 30,000,000 shares authorized,
     5,100,461 shares issued and 4,941,361 shares outstanding
     at June 30, 2000 (unaudited), 5,069,217 shares issued and
     4,911,117 shares outstanding at June 30, 1999 (unaudited),
     5,081,114 shares issued and 4,923,014 shares outstanding
     at December 31, 1999........................................                     5,100            5,069             5,081
   Surplus.......................................................                    21,963           21,905            21,926
   Retained earnings.............................................                     9,742            6,740             8,272
   Accumulated other comprehensive income; net unrealized
     gains (losses) on available-for-sale securities, net of
     deferred income benefit of $(1,396), $(530) and $(1,969)
     at June 30, 2000 and 1999 (unaudited), and December 31,
     1999, respectively..........................................                    (2,710)          (1,029)           (3,821)
                                                                             --------------    -------------    --------------
                                                                                     34,095           32,685            31,458
   Less: treasury stock at cost; 159,100 shares at June 30, 2000,
     158,100 shares at June 30, 1999 (unaudited) and December
     31, 1999....................................................                    (1,598)          (1,588)           (1,588)
                                                                             --------------    -------------    --------------

       TOTAL STOCKHOLDERS' EQUITY................................                    32,497           31,097            29,870
                                                                             --------------    -------------    --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......................            $      423,820    $     391,208    $      411,768
                                                                             ==============    =============    ==============

     See accompanying notes to interim consolidated financial statements.

                CITIZENS NATIONAL BANK OF TEXAS AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                 Three Months Ended         Six Months Ended
                                                                      June 30,                  June 30,
                                                              ------------------------  ------------------------
                                                                 2000          1999         2000         1999
                                                              -----------  -----------  -----------  -----------
INTEREST INCOME
   Interest and fees on loans.............................    $     3,912  $     2,799  $     7,317  $     5,523
   Interest on investment securities:
     Taxable..............................................          2,948        2,967        5,969        5,835
     Nontaxable...........................................            762          766        1,547        1,492
                                                              -----------  -----------  -----------  -----------
Total interest on investment securities...................          3,710        3,733        7,516        7,327
                                                              -----------  -----------  -----------  -----------
     TOTAL INTEREST INCOME................................          7,622        6,532       14,833       12,850

INTEREST EXPENSE
   Interest on deposits and FHLB borrowings...............          3,850        3,083        7,373        6,094
                                                              -----------  -----------  -----------  -----------
     Net interest income..................................          3,772        3,449        7,460        6,756

PROVISION FOR LOAN LOSSES.................................            150          150          345          300
                                                              -----------  -----------  -----------  -----------
   Net interest income after provision
     for loan losses......................................          3,622        3,299        7,115        6,456

OTHER INCOME
   Service fees...........................................            652          588        1,260        1,153
   Net realized gains (losses) on sale of
     available-for-sale securities........................            (18)           7          (18)          26
   Other operating income.................................            128           94          226          175
                                                              -----------  -----------  -----------  -----------
     TOTAL OTHER INCOME...................................            762          689        1,468        1,354

OTHER EXPENSES
   Salaries and employee benefits.........................          1,494        1,334        2,996        2,655
   General and administrative.............................            412          317          766          658
   Data processing........................................            245          238          470          458
   FDIC assessments.......................................              0            9           35           18
   Occupancy expenses, net................................            202          158          403          306
   Equipment maintenance..................................            164          140          323          292
   Postage and printing fees..............................             93          128          179          220
   Professional fees......................................            163          142          265          270
                                                              -----------  -----------  -----------  -----------
     TOTAL OTHER EXPENSES.................................          2,773        2,466        5,437        4,877
                                                              -----------  -----------  -----------  -----------

INCOME BEFORE FEDERAL INCOME
     TAXES................................................          1,611        1,522        3,146        2,933

   Applicable federal income taxes........................            327          300          591          493
                                                              -----------  -----------  -----------  -----------

NET INCOME................................................    $     1,284  $     1,222  $     2,555  $     2,440
                                                              ===========  ===========  ===========  ===========

   Earnings per common share:
     Basic Earnings Per Share.............................    $       .26  $       .25  $       .52  $       .50
                                                              ===========  ===========  ===========  ===========

     Diluted Earnings Per Share...........................    $       .26  $       .24  $       .52  $       .49
                                                              ===========  ===========  ===========  ===========

     See accompanying notes to interim consolidated financial statements.

                CITIZENS NATIONAL BANK OF TEXAS AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)


                                                                Three Months Ended         Six Months Ended
                                                                     June 30,                  June 30,
                                                                ------------------         -----------------
                                                                  2000      1999            2000      1999
                                                                --------   -------         -------   -------
                                                                                 (Unaudited)
   Net income............................................       $  1,284   $ 1,222         $ 2,555   $ 2,440

   Other comprehensive income (loss), net of tax:
     Unrealized gains (losses) on securities:
     Unrealized holding gains (losses) arising
        during period....................................            381    (2,119)          1,099    (2,731)
     Less: reclassification adjustment for (gains)
        losses included in net income....................             12        (5)             12       (17)
                                                                --------   -------         -------   -------
                                                                     393    (2,124)          1,111    (2,748)
                                                                --------   -------         -------   -------

   Comprehensive income (loss)...........................       $  1,677   $  (902)        $ 3,666   $  (308)
                                                                ========   =======         =======   =======

     See accompanying notes to interim consolidated financial statements.

                     CNBT Bancshares, INC AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                                                            Accumulated
                                                                                                               Other
                                                Common Stock                                                   Compre-
                                          ------------------------
                                                           Par      Treasury                    Retained       hensive
                                             Shares      Values       Stock        Surplus      Earnings       Income        Total
                                          -----------  -----------  -----------  -----------    ----------   -----------    ------
BALANCE, DECEMBER 31, 1998..............    4,910,201  $     5,065  $    (1,561) $    21,899    $    6,264   $     1,719   $ 33,386
   Proceeds from exercise of stock
     options............................       15,513           16            0           27             0             0         43
   Cash dividends per share.............            0            0            0            0        (2,948)            0     (2,948)
   Re-purchase stock....................       (2,700)           0          (27)           0             0             0        (27)
   Comprehensive income:
     Unrealized gain on investment
     securities available-for-sale, net
     of deferred income taxes of
     $2,854 ............................            0            0            0            0             0        (5,540)    (5,540)
     Net income ........................            0            0            0            0         4,956             0      4,956
                                          -----------  -----------  -----------   ---------- -------------   -----------   --------
   Total comprehensive income...........                                                                                       (584)
                                                                                                                           --------

BALANCE, DECEMBER 31, 1999 .............    4,923,014  $     5,081  $    (1,588)  $   21,926    $    8,272   $    (3,821)  $ 29,870

   Proceeds from exercise of stock
     options (unaudited)................       19,347           19            0           37             0             0         56
   Cash dividends (unaudited)...........            0            0            0            0        (1,085)            0     (1,085)
   Re-purchase stock (unaudited)........       (1,000)           0          (10)           0             0             0        (10)
   Comprehensive income:
     Unrealized loss on investment
     securities available-for-sale, net
     of deferred income tax benefit of
     $573 (unaudited)...................            0            0            0            0             0         1,111      1,111
     Net income (unaudited).............            0            0            0            0         2,555             0      2,555
                                          -----------  -----------  -----------   ----------    ----------   -----------   --------
   Total comprehensive income (unaudited)                                                                                     3,666
                                                                                                                           --------

BALANCE, JUNE 30, 2000
   (UNAUDITED) .........................    4,941,361  $     5,100  $    (1,598)  $   21,963    $    9,742   $    (2,710)  $ 32,497
                                          ===========  ===========  ===========   ==========    ==========   ===========   ========

     See accompanying notes to interim consolidated financial statements.

                     CNBT Bancshares, INC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                -----------------------
                                                                                  2000          1999
                                                                                --------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income.....................................................              $  2,555      $   2,440
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation...............................................                   285            224
       Premium amortization net of discount accretion.............                    23            229
       Provision for loan losses..................................                   345            300
       Net realized gain on available-for-sale
          securities..............................................                    18            (16)
       Loss on disposal of bank premises and equipment
          and other assets........................................                     3             16
       Provision (benefit) for deferred taxes.....................                   (58)          (103)
   Changes in assets and liabilities:
       Accrued interest receivable................................                    76            246
       Other assets...............................................                  (330)          (121)
       Accrued expenses...........................................                   296            289
       Accrued interest payable...................................                    90            (56)
       Federal income taxes payable/receivable....................                   140             55
                                                                                --------      ---------
     NET CASH PROVIDED BY OPERATING
       ACTIVITIES.................................................                 3,443          3,503

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of available-for-sale securities.....................                (3,859)       (13,939)
   Proceeds from sales of available-for-sale securities...........                 2,877         37,673
   Proceeds from maturities of available-for-sale securities......                 5,583          6,586
   Purchases of held-to-maturity securities.......................                     0        (50,463)
   Proceeds from maturities of held-to-maturity securities........                 7,480         11,104
   Loans originated, net of principal collected...................               (20,856)        (9,615)
   Proceeds from sales of other real estate and repossessed
     assets.......................................................                   110            353
   Cash paid for bank premises and equipment......................                  (259)          (854)
                                                                                --------      ---------
     NET CASH USED IN INVESTING ACTIVITIES........................                (8,924)       (19,155)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in demand deposits, NOW,
     savings, and money market accounts...........................                (5,897)         8,857
   Proceeds from sales of time deposits, net of payments
     for maturing time deposits...................................                 6,724            374
   Net increase in other borrowed funds...........................                 8,021          6,900
   Proceeds from exercise of stock options........................                    56             10
   Purchase of common stock.......................................                   (10)           (27)
   Dividends paid.................................................                  (984)        (1,964)
                                                                                --------      ---------
     NET CASH PROVIDED BY FINANCING
       ACTIVITIES.................................................                 7,910         14,150
                                                                                --------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS..................................................                 2,429         (1,502)

CASH AND CASH EQUIVALENTS AT BEGINNING
     OF PERIOD....................................................                12,601         13,294
                                                                                --------      ---------

  CASH AND CASH EQUIVALENTS AT END OF
     PERIOD.......................................................              $ 15,030      $  11,792
                                                                                ========      =========

     See accompanying notes to interim consolidated financial statements.

                     CNBT BANCSHARES, INC AND SUBSIDIARIES
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2000
                                  (Unaudited)
               (Dollars in thousands, except per share amounts)


(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the periods ending June 30, 2000 and 1999 are not necessarily indicative of the annual results.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year-ended December 31, 1999, of CNBT Bancshares, Inc. (the "Company") as filed with the Securities and Exchange Commission.

(2)  Earnings Per Common Share

     Earnings per common share was computed based on the following (in thousands, except per share amounts):

                                                          Three Months Ended            Six Months Ended
                                                               June 30,                      June 30,
                                                       ------------------------     -------------------------
                                                          2000         1999            2000           1999
                                                       ----------    ----------     ----------     ----------
                                                                             (Unaudited)
Net income..............................               $    1,284    $    1,222     $    2,555     $    2,440

 Divided by weighted average common
  shares and common share equivalents:
   Weighted average common shares.......                4,935,049     4,911,117      4,929,897      4,910,570
   Weighted average common share
    equivalents.........................                   36,392        69,989         40,753         62,978
                                                       ----------    ----------     ----------     ----------
 Total average common shares and
  common share equivalents..............                4,971,441     4,981,106      4,970,650      4,973,548
                                                       ==========    ==========     ==========     ==========

 Earnings per common share - Basic......               $     0.26    $     0.25     $     0.52     $     0.50
                                                       ==========    ==========     ==========     ==========

 Earnings per common share - Diluted....               $     0.26    $     0.24     $     0.52     $     0.49
                                                       ==========    ==========     ==========     ==========

(3)  Common Stock

     The Board of Directors declared cash dividends to be payable to stockholders of record for the quarters ending March 30, 1999, June 30, 1999, September 30, 1999, and December 31, 1999 of $0.10 per share. A special cash dividend of $0.20 was declared, in addition to the regular cash dividend of $0.10 per share, to stockholders of record at March 31, 1999. A cash dividend for $0.10 per share was declared at March 31, 2000. A cash dividend, in the amount of $0.12, was declared for the quarter ending June 30, 2000.

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

     As of June 30, 2000, an additional 32,830 shares of common stock were issuable (without regard to vesting restrictions) upon exercise of outstanding employee stock options.

(4)  Comprehensive Income

     Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by owners (changes in paid in capital) and distributions to owners (dividends). For the three and six month periods ending June 30, 2000 and 1999, unrealized holding gain (losses) on debt and equity securities available-for-sale is the only other comprehensive income component. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three and six months ending June 30, 2000 and 1999:

                                                                    Three Months Ended
                                            ---------------------------------------------------------------
                                                     June 30, 2000                    June 30, 1999
                                            --------------------------------  -----------------------------
                                                           Tax         Net                 Tax        Net
                                                         Expense     of Tax              Expense    of Tax
                                            Pretax      (Benefit)    Amount    Pretax   (Benefit)   Amount
                                            -------     ---------    -------  --------  ---------  --------
Net unrealized gain (loss) on
 securities available-for-sale......        $   578    $      (197)  $   381  $(3,211)  $  1,092   $(2,119)

Less:  reclassification adjustment
 for net (gain) loss realized in
 net income.........................             18             (6)       12       (7)         2        (5)
                                            -------    -----------   -------  -------   --------   -------

Other comprehensive income (loss)...        $   596    $      (203)  $   393  $(3,218)  $  1,094   $(2,124)
                                            =======    ===========   =======  =======   ========   =======

                                                                        Six Months Ended
                                                ------------------------------------------------------------
                                                         June 30, 2000                  June 30, 1999
                                               ------------------------------  -----------------------------
                                                            Tax        Net                  Tax      Net
                                                          Expense     of Tax              Expense   of Tax
                                                Pretax   (Benefit)    Amount   Pretax    (Benefit)  Amount
                                               --------  ---------    -------  --------  ---------  --------
Net unrealized gain (loss) on
 securities available-for-sale........         $ 1,666   $    (567)   $ 1,099  $ (4,138) $   1,407  $ (2,731)

Less:  reclassification adjustment
 for net (gain) loss realized in
 net income...........................              18          (6)        12       (26)         9       (17)
                                               -------   ---------    -------  --------  ---------  --------

Other comprehensive income (loss).....         $ 1,684   $    (573)   $ 1,111  $ (4,164) $   1,416  $ (2,748)
                                               =======   =========    =======  ========  =========  ========

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

     For the six months ended June 30, 2000, the Company had net income of $2.6 million, an increase of $200,000 or 8.3% from the same period in 1999. This earnings growth was due primarily to an increase in net interest income which resulted from a substantial increase in the loan portfolio. Net income per share, basic and diluted, increased to $0.52 and $0.52, respectively, for the six months ended June 30, 2000, from $0.50 and $0.49 for the same time period in 1999. The Company's annualized return on average assets was 1.22% and the annualized return on average common equity was 16.60% for the six months ended June 30, 2000, compared to 1.26% and 14.82% for the same time period in 1999.

     Total assets increased to $423.8 million at June 30, 2000, from $391.2 million at June 30, 1999, an increase of $32.6 million or 8.3%, and from $411.8 million at December 31, 1999, an increase of $12.0 million or 2.9%. The increase was due primarily to an increase in loans. Deposits increased to $346.9 million at June 30, 2000, from $340.1 million at June 30, 1999, an increase of $6.8 million or 2.0%, and from $346.0 million at December 31, 1999, an increase of $900,000 or 0.3%. Total stockholders' equity was $32.5 million at June 30, 2000, representing an increase of $1.4 million or 4.5% over total stockholders' equity of $31.1 million at June 30, 1999, and an increase of $2.6 million or 8.7% over stockholders' equity of $29.9 million at December 31, 1999. The increase in stockholders' equity is partially attributable to a decrease in unrealized losses on investment securities from December 31, 1999.

Results of Operations

For The Six Months Periods Ended June 30, 2000 and 1999

Net Interest Income

     Net interest income for the six months ended June 30, 2000, was $7.5 million, an increase of $700,000 or 10.3% from $6.8 million for the six months ended June 30, 1999. The Company's net interest margin was 3.79% and 3.70% and the net interest spread was 2.76% and 2.73% for the six months ended June 30, 2000 and 1999, respectively. The increase in net interest margin resulted from a greater increase in net interest income relative to the increase in total average interest-earning assets. There was an increase in the yield on total interest-earning assets of 0.51% as compared to an increase of 0.48% in the rate paid on interest-bearing liabilities which resulted in the increase in net interest spread.

     The increase in net interest income resulted from increases in both the loan and securities portfolios. Interest income from loans increased to $7.3 million from $5.5 million for the six months ended June 30, 2000 and 1999, respectively, an increase of $1.8 million or 32.7%. The yield in the loan portfolio increased to 9.83% for the six months ended June 30, 2000, from 9.55% for the six months ended June 30, 1999. Interest income from the securities portfolio increased to $7.5 million for the six months ended June 30, 2000, from $7.3 million for the six months ended June 30, 1999, a $200,000 or 2.7% increase. This was due primarily to a 1.6% decrease in average securities held that was offset by an increase in yield from 5.87% to 6.14% for the six months ended June 30, 2000, compared to the same period in 1999. Partially offsetting the interest income growth was an increase in interest expense, which grew to $7.4 million for the six months ended June 30, 2000, compared to $6.1 million for the six months ended June 30, 1999. This increase was the result of an increase in borrowings used primarily to fund the increase in loans.

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

                                                     Six Months Ended                  Six Months Ended
                                                      June 30, 2000                     June 30, 1999
                                              -------------------------------  ---------------------------------
                                                Average    Interest  Average      Average     Interest  Average
                                              Outstanding  Earned/    Yield/    Outstanding   Earned/    Yield/
                                                Balance      Paid      Rate       Balance       Paid      Rate
                                              -----------  --------  --------  -------------  --------  --------
                                                                    (Dollars in thousands)
Assets
Interest-earning assets:
   Loans....................................     $148,926   $ 7,317     9.83%       $115,628   $ 5,523     9.55%
   Securities...............................      244,438     7,507     6.14         248,490     7,288     5.87
   Federal funds sold and other
       earning assets.......................          231         9     7.79           1,210        39     6.45
                                                 --------   -------                 --------   -------
        Total interest-earning assets.......      393,595    14,833     7.54         365,328    12,850     7.03
Less:  allowance for loan losses............        1,388                              1,203
                                                 --------                           --------
Total earning assets, net of allowance......      392,207                            364,125
Nonearning assets...........................       25,209                             24,150
                                                 --------                           --------

        Total Assets........................     $417,416                           $388,275
                                                 ========                           ========

Liabilities and Stockholders' equity
Interest-bearing liabilities:
   Interest-bearing demand deposits.........     $ 24,666   $   258     2.09%       $ 23,553   $   182     1.55%
   Savings and money market
        accounts............................      100,629     1,924     3.82          98,263     1,710     3.48
   Certificates of deposit..................      145,061     4,065     5.60         142,398     3,695     5.19
   Borrowed funds...........................       37,938     1,126     5.94          19,337       507     5.24
                                                 --------   -------                 --------   -------
        Total interest-bearing liabilities..      308,294     7,373     4.78         283,551     6,094     4.30
                                                            -------                            -------
Noninterest-bearing liabilities:
   Noninterest-bearing demand
        deposit.............................       76,162                             69,409
   Other liabilities........................        2,185                              2,387
                                                 --------                           --------
        Total liabilities...................      386,641                            355,347
Stockholders' equity........................       30,775                             32,928
                                                 --------                           --------
        Total liabilities and
          stockholders' equity..............     $417,416                           $388,275
                                                 ========                           ========

Net interest income.........................                $ 7,460                            $ 6,756
                                                            =======                            =======
Net interest spread (1).....................                            2.76%                              2.73%
Net interest margin (2).....................                            3.79%                              3.70%

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

     The following table presents for the periods indicated the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase related to higher outstanding balances and the volatility of interest rates:

                                                                    Six Months Ended
                                                                June 30, 2000 vs. 1999
                                                       ---------------------------------------
                                                         Increase (Decrease)
                                                               Due to
                                                       ------------------------
                                                         Volume          Rate           Total
                                                       --------         -------        -------
                                                                 (Dollars in thousands)
Interest-earning assets:
 Loans...........................................      $  1,386         $   408        $ 1,794
 Securities......................................          (456)            675            219
 Other earning assets............................           (33)              3            (30)
                                                       --------         -------        -------
  Total increase (decrease) in interest income...           897           1,086          1,983

Interest-bearing liabilities:
 Interest-bearing demand deposits................           (59)            135             76
 Savings and money market accounts...............          (129)            343            214
 Certificates of deposit.........................          (232)            602            370
 Borrowed funds..................................           356             263            619
                                                       --------         -------        -------
  Total increase (decrease) in interest expense..           (64)          1,343          1,279
                                                       --------         -------        -------

Increase (decrease) in net interest income.......      $    961         $  (257)       $   704
                                                       ========         =======        =======

Provisions for Loan Losses

     The provision for loan losses was $345,000 for the six months ended June 30, 2000, and $300,000 for the same period in 1999, an increase of $45,000 or 15.0%.

Noninterest Income

     Noninterest income for the six months ended June 30, 2000, increased $114,000 or 8.4%. The following table presents, for the periods indicated, the major categories of noninterest income:


                                       Six Months Ended
                                           June 30,
                                      ------------------
                                        2000       1999
                                      -------     ------
                                     (Dollars in thousands)

Service fees....................      $ 1,260     $1,153
Net realized gains (losses) on
 sale of available-for-sale
 securities.....................          (18)        26
Other operating income..........          226        175
                                      -------     ------

Total noninterest income........      $ 1,468     $1,354
                                      =======     ======

     For the six months ended June 30, 2000, service fees on deposit accounts were $1.3 million as compared to $1.2 million for the same period in 1999, an increase of $100,000 or 8.3%. Other operating income increased $51,000 or 29.1% to $226,000 for the six months ending June 30, 2000 as compared to $175,000 at June 30, 1999. Deposit accounts grew from 26,636 at June 30, 1999 to 28,791 at June 30, 2000.

Noninterest Expenses

     In the six month period ended June 30, 2000, noninterest expenses increased $500,000 or 10.2% to $5.4 million from the 1999 comparable period. For the six months ended June 30, 2000, the efficiency ratio, calculated by dividing total noninterest expenses (excluding securities gains and losses) by net interest income plus noninterest income increased to 61.0% for the six months ended June 30, 2000, from 60.3% for the six months ended June 30, 1999. This increase was primarily due to an increase in salaries and employee benefits along with other general and administrative expenses.

     Salaries and employee benefit expense and general administrative expenses, for the six months ended June 30, 2000, was $3.8 million, an increase of $500,000 or 15.2% from $3.3 million in the same period of 1999. The increase was due to additional personnel required to accommodate the growth of the bank. Total full-time equivalent employees at June 30, 2000, increased to 128 from 115 at June 30, 1999.

     Occupancy expense and equipment maintenance increased to $726,000 for the six-month period ended June 30, 2000, from $598,000 for the six-month period ended June 30, 1999. Major categories included within occupancy expense are building lease expense, depreciation expense, and maintenance expense. Depreciation expense increased to $286,000 for the six-month period June 30, 2000, an increase of $61,000 or 27.1% from $225,000 for the same period in 1999. This increase was primarily due to the completion of the Northwest office and depreciation on new equipment purchases. Maintenance expense for the six-month period ended June 30, 2000, was $147,000, an increase of $3,000 or 2.1% over the same period in 1999.

     Data processing expense for the six-month period ended June 30, 2000, was $470,000, as compared to $458,000 for the same period in 1999, an increase of $12,000 or 2.6%.

Income Taxes

     The income tax provision includes both current and deferred income tax amounts using the statutory rates currently in effect. The amount of income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense, and the amount of other nondeductible expenses. In the first six months of 2000, income tax expense was $591,000, an increase of $98,000 or 19.9% from $493,000 of income tax expense for the same period in 1999. The higher income tax expense in the first six months of 2000 compared to the first six months of 1999 is principally due to the increase in nontaxable income and other changes in temporary differences. The effective tax rates were 18.8% for the six months ended June 30, 2000, and 16.81% for the six months ended June 30, 1999.

For The Three Month Periods Ended June 30, 2000 and 1999

Net Interest Income

     Net interest income for the three months ended June 30, 2000, was $3.8 million, an increase of $400,000 or 11.8% from $3.4 million for the three months ended June 30, 1999. The Company's net interest margin was 3.80% and 3.72% and the net interest spread was 2.73% and 2.76% for the three months ended June 30, 2000 and 1999, respectively. The increase in net interest margin resulted from a greater increase in net interest income relative to the increase in total average interest-earning assets. There was an increase in the yield on total interest-earning assets of 0.64% compared to an increase of 0.67% in the rate paid on interest-bearing liabilities which resulted in a decrease in net interest spread.

     The increase in net interest income resulted from the increase in the loan portfolio. Interest income from loans increased to $3.9 million from $2.8 million for the three months ended June 30, 2000 and 1999, respectively, an increase of $1.1 million or 39.3%. The yield in the loan portfolio increased to 10.05% for the three months ended June 30, 2000, from 9.55% for the three months ended June 30, 1999. Interest income from the securities portfolio remained constant at $3.7 million for the three months ended June 30, 2000 and June 30, 1999. This was due primarily to a 4.3% decrease in average securities held that was offset by an increase in yield from 5.88% to 6.16% for the three months ended June 30, 2000, compared to the same period in 1999. Partially offsetting the interest income growth was an increase in interest expense, which grew to $3.9 million for the three months ended June 30, 2000, compared to $3.1 million for the three months ended June 30, 1999. This increase was the result of strong growth in average borrowed funds from the Federal Home Loan Bank (FHLB).

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


                                                    Three Months Ended                Three Months Ended
                                                       June 30, 2000                     June 30, 1999
                                              -------------------------------  ---------------------------------
                                                Average    Interest  Average      Average     Interest  Average
                                              Outstanding   Earned/   Yield/    Outstanding    Earned/   Yield/
                                                Balance      Paid      Rate       Balance       Paid      Rate
                                              -----------  --------  --------  -------------  --------  --------
                                                                    (Dollars in thousands)
Assets
Interest-earning assets:
   Loans....................................    $ 155,630   $ 3,912    10.05%      $ 117,177   $ 2,799     9.55%
   Securities...............................      240,639     3,705     6.16         251,579     3,701     5.88
   Federal funds sold and other
       earning assets.......................          351         5     5.70           2,032        32     6.29
                                                ---------   -------                ---------   -------
        Total interest-earning assets.......      396,620     7,622     7.69         370,788     6,532     7.05
Less:  allowance for loan losses............        1,435                              1,212
                                                ---------                          ---------
Total earning assets, net of allowance......      395,185                            369,576
Nonearning assets...........................       25,573                             23,876
                                                ---------                          ---------

        Total Assets........................    $ 420,758                          $ 393,452
                                                =========                          =========

Liabilities and Stockholders' equity
Interest-bearing liabilities:
   Interest-bearing demand deposits.........    $  24,490   $   136     2.22%      $  23,397   $    91     1.56%
   Savings and money market
        accounts............................       99,813       996     3.99         100,620       880     3.50
   Certificates of deposit..................      146,280     2,091     5.72         142,987     1,842     5.15
   Borrowed funds...........................       40,042       627     6.26          20,223       270     5.34
                                                ---------   -------                ---------   -------
        Total interest-bearing liabilities..      310,625     3,850     4.96         287,227     3,083     4.29
                                                            -------                            -------
Noninterest-bearing liabilities:
   Noninterest-bearing demand
        deposit.............................       76,476                             71,435
   Other liabilities........................        2,124                              2,205
                                                ---------                          ---------
        Total liabilities...................      389,225                            360,867
Stockholders' equity........................       31,533                             32,585
                                                ---------                          ---------
        Total liabilities and
          stockholders' equity..............    $ 420,758                          $ 393,452
                                                =========                          =========

Net interest income.........................                $ 3,772                            $ 3,449
                                                            =======                            =======
Net interest spread (1).....................                            2.73%                              2.76%
Net interest margin (2).....................                            3.80%                              3.72%

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

   The following table presents for the periods indicated the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase related to higher outstanding balances and the volatility of interest rates:

                                                       Three Months Ended
                                                     June 30, 2000 vs. 1999
                                                   ----------------------------
                                                   Increase (Decrease)
                                                         Due to
                                                   -------------------
                                                    Volume      Rate    Total
                                                   --------   -------- -------
                                                     (Dollars in thousands)
Interest-earning assets:
 Loans...........................................  $    335   $    778   1,113
 Securities......................................      (656)       660       4
 Other earning assets............................       (25)        (2)    (27)
                                                   --------   --------  ------
  Total increase (decrease) in interest income...      (346)     1,436   1,090

Interest-bearing liabilities:
 Interest-bearing demand deposits................      (118)       163      45
 Savings and money market accounts...............      (376)       492     116
 Certificates of deposit.........................      (581)       830     249
 Borrowed funds..................................       (21)       378     357
                                                   --------   --------  ------
  Total increase (decrease) in interest expense..    (1,096)     1,863     767
                                                   --------   --------  ------

Increase (decrease) in net interest income.......  $    750   $   (427)    323
                                                   ========   ========  ======

Provisions for Loan Losses

     The provision for loan losses was $150,000 for the three months ended June 30, 2000, and for the same period in 1999.

Noninterest Income

     Noninterest income for the three months ended June 30, 2000, increased $73,000 or 10.6% from $689,000 at June 30, 1999 to $762,000 at June 30, 2000.
The following table presents, for the periods indicated, the major categories of noninterest income:

                                       Three Months Ended
                                            June 30,
                                       ------------------
                                         2000      1999
                                       --------  --------
                                     (Dollars in thousands)

Service fees....................       $   652   $    588
Net realized gains (losses) on
 sale of available-for-sale
 securities.....................           (18)         7
Other operating income..........           128         94
                                       -------   --------

Total noninterest income........       $   762   $    689
                                       =======   ========

     For the three months ended June 30, 2000, service fees on deposit accounts were $652,000 as compared to $588,000 for the same period in 1999, an increase of $64,000 or 10.9%. Other operating income increased to $128,000 for the three months ending June 30, 2000 as compared to $94,000 at June 30, 1999.

Noninterest Expenses

     In the three-month period ended June 30, 2000, noninterest expenses increased $300,000 or 12.0% to $2.8 million from the 1999 comparable period. For the three months ended June 30, 2000, the efficiency ratio, calculated by dividing total noninterest expenses (excluding securities gains and losses) by net interest income plus noninterest income increased to 61.4% for the three months ended June 30, 2000, from 59.7% for the three months ended June 30,

1999. This increase was primarily due to an increase in salaries and employee benefits along with other general and administrative expenses.

     Salaries and employee benefit expense and general administrative expenses, for the three months ended June 30, 2000, was $1.9 million, an increase of $200,000 or 11.8% from $1.7 million in the same period of 1999. The increase was due to additional personnel required to accommodate the growth of the bank.

     Occupancy expense and equipment maintenance increased to $366,000 for the three-month period ended June 30, 2000, from $298,000 for the three-month period ended June 30, 1999. Major categories included within occupancy expense are building lease expense, depreciation expense, and maintenance expense. Depreciation expense increased to $142,000 for the three-month period June 30, 2000, an increase of $27,000 or 23.5% from $115,000 for the same period in 1999. This increase was primarily due to additional depreciation on new equipment purchases. Maintenance expense for the three-month period ended June 30, 2000, was $72,000, an increase of $3,000 or 4.3% over the same period in 1999.

     Data processing expense for the three-month period ended June 30, 2000, was $245,000, as compared to $238,000 for the same period in 1999, an increase of $7,000 or 2.9%.

Income Taxes

     The income tax provision includes both current and deferred income tax amounts using the statutory rates currently in effect. The amount of income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense, and the amount of other nondeductible expenses. In the three month period ended June 30, 2000, income tax expense was $327,000, an increase of $27,000 or 9.0% from $300,000 of income tax expense for the same period in 1999. The higher income tax expense during this three month period ending 2000 as compared to the same three month period in 1999 is principally due to the increase in taxable income. The effective tax rates were 20.3% for the three months ended June 30, 2000, and 19.71% for the three months ended June 30, 1999.

Financial Condition

Loan Portfolio

     Loans, net of unearned interest, were $160.4 million at June 30, 2000, an increase of $21.2 million or 15.2% from $139.2 million at December 31, 1999. At June 30, 2000, loans as a percentage of assets and deposits were 37.8% and 46.2, respectively. The increased loan activity is attributable to overall strong loan demand since the third quarter of 1999, particularly in connection with the opening of the permanent full service branch in Northwest Houston. The increased loans have been funded by short and long-term borrowings. Average borrowings increased $19.8 million (98.0%) from quarter to quarter. The company has opted to borrow funds from the Federal Home Loan Bank to fund the increased loan activity rather than seeking additional deposit accounts paying higher interest.

     The following table summarizes the loan portfolio of the Bank by type of loan as of June 30, 2000 and December 31, 1999:

                                                 June 30, 2000         December 31, 1999
                                            -----------------------  --------------------
                                               Amount       Percent    Amount    Percent
                                            -------------  --------- ---------  ---------
                                                          (Dollars in thousands)

    Commercial and industrial...........    $      32,822      20.5% $  30,278       21.8%
    Real estate:
     Construction and land development..           19,993      12.5     17,602       12.6
     1-4 family residential.............           21,240      13.2     16,570       11.9
     Commercial owner occupied..........           42,911      26.7     33,858       24.3
     Other..............................            2,855       1.8        705        0.5
    Consumer............................           40,555      25.3     40,198       28.9
                                            -------------  --------  ---------  ---------

     Total loans.......................     $     160,376     100.0% $ 139,211      100.0%
                                            =============  ========  =========  =========

Nonperforming Assets

     The Bank's conservative lending policies have resulted in strong asset quality. Nonperforming assets were $575,000 at June 30, 2000, compared to $1.3 million at December 31, 1999. This resulted in a ratio of nonperforming assets to loans plus other real estate of 0.04% and 0.92% at June 30, 2000, and December 31, 1999, respectively, and a ratio of nonperforming assets to total assets of 0.14% at June 30, 2000 and 0.31% at December 31, 1999. The ratios of non-performing assets to loans and other real estate and to total assets were higher at December 31, 1999 compared to June 30, 2000, due to certain foreclosed real estate carried on the books at December 31, 1999. This real estate was disposed of subsequent to year end.

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

     The following table presents information regarding nonperforming assets at June 30, 2000 and December 31, 1999:

                                                                  June 30,      December 31,
                                                                    2000            1999
                                                                 ----------     ------------
                                                                   (Dollars in thousands)
    Nonaccrual loans...........................................  $        2     $         54
    Accruing loans 90 or more days past due....................         240              358
    Restructured loans.........................................         131               31
    Other real estate and foreclosed property..................         202              850
                                                                 ----------     ------------

     Total nonperforming assets................................  $      575     $      1,293
                                                                 ==========     ============

    Nonperforming assets to total loans and other real estate..        0.04%            0.92%
    Nonperforming assets to total assets.......................        0.14%            0.31%

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

     Management believes that the allowance for loan losses at June 30, 2000, is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that the Bank will not sustain losses in future periods, which could be greater than the size of the allowance at June 30, 2000.

     The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

                                                     Six Months
                                                       Ended        Year Ended
                                                      June 30,     December 31,
                                                        2000          1999
                                                     ----------    ------------
                                                       (Dollars in thousands)
    Allowance for loan losses at beginning
     of period....................................       $ 1,327        $ 1,183
    Provision for loan losses.....................           345            600
    Charge-offs...................................          (294)          (714)
    Recoveries....................................            70            258
                                                     -----------   ------------

    Allowance for loan losses at end of period....       $ 1,448        $ 1,327
                                                     ===========   ============

                                                      June 30,     December 31,
                                                        2000          1999
                                                     ----------    ------------
    Allowance to period-end loans..................         0.90%          0.95%
    Net charge-offs (recoveries) to average loans..         0.15%          0.37%
    Allowance to period-end nonperforming loans....       388.20%        299.55%

Securities

     The Company's securities portfolio as of June 30, 2000, totaled $233.9 million as compared to $244.3 million at December 31, 1999, and $249.2 million at June 30, 1999. The year-to-date decrease of $10.4 million or 4.3% is primarily the result of principal and interest payments received on mortgage backed securities. The Company is required to classify its debt and equity securities into one of three categories: held-to-maturity, trading, or available-for-sale. Investments in debt securities are classified as held-to-maturity and measured at amortized cost in the financial statements only if management has the intent and ability to hold these securities to maturity. Securities that are bought and held principally for the purposes of selling them in the near-term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Securities not classified as either held-to-maturity or trading are classified as available-for-sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax in a separate components of stockholders' equity until realized. Gains and losses on sales of securities are determined using the specific-identified method.

     As of June 30, 2000, the held-to-maturity portfolio totaled $111.6 million and the available-for-sale portfolio totaled $122.3 million. The net unrealized loss in the available-for-sale portfolio was $4.1 million as of June 30, 2000. The Company tracks but does not record market changes on its held-to-maturity portfolio. At June 30, 2000, the market value of the held-to-maturity portfolio was $106.6 million.

     The following table presents the amortized cost of securities classified as available-for-sale and their approximate fair values at June 30, 2000, and December 31, 1999:

                                                                              June 30, 2000
                                                            ---------------------------------------------------
                                                                               Gross       Gross
                                                              Amortized      Unrealized  Unrealized     Fair
                                                                Cost            Gain        Loss        Value
                                                            ---------------  ----------  -----------  ---------
                                                                         (Dollars in thousands)

       U.S. Government and agency securities..              $        35,919  $        0  $   (1,438)  $  34,481
       Mortgage-backed securities.............                       29,451           6        (672)     28,785
       Obligations of state and political
        subdivisions..........................                       57,609         135      (2,111)     55,633
       Other securities.......................                        3,365           0           0       3,365
                                                            ---------------  ----------  ----------   ---------

       Total securities.......................              $       126,344  $      141  $   (4,221)  $ 122,264
                                                            ===============  ==========  ==========   =========

                                                                              December 31, 1999
                                                            ---------------------------------------------------
                                                                                Gross       Gross
                                                               Amortized     Unrealized  Unrealized        Fair
                                                                 Cost           Gain        Loss          Value
                                                            ---------------  ----------  ----------   ---------
                                                                            (Dollars in thousands)
       U.S. Government and agency securities..              $        35,877  $        0  $   (1,289)  $  34,588
       Mortgage-backed securities.............                       32,066          28        (583)     31,511
       Obligations of state and political
        subdivisions..........................                       60,489          50      (3,966)     56,573
       Other securities.......................                        2,536           0           0       2,536
                                                            ---------------  ----------  ----------   ---------

        Total securities......................              $       130,968  $       78  $   (5,838)  $ 125,208
                                                            ===============  ==========  ==========   =========

     The following table presents the amortized cost of securities classified as held-to-maturity and their approximate fair values at June 30, 2000, and December 31, 1999:

                                                                    June 30, 2000
                                                  ----------------------------------------------
                                                                 Gross        Gross
                                                   Amortized   Unrealized  Unrealized     Fair
                                                     Cost         Gain        Loss       Value
                                                  -----------  ----------  ----------   --------
                                                           (Dollars in thousands)
   U.S. Government and agency securities..        $    17,673  $        0  $     (894)  $ 16,779
   Mortgage-backed securities.............             93,956          37      (4,179)    89,814
                                                  -----------  ----------  ----------   --------

    Total securities......................        $   111,629  $       37  $   (5,073)  $106,593
                                                  ===========  ==========  ==========   ========

                                                                    December 31, 1999
                                                     ----------------------------------------------
                                                                     Gross       Gross
                                                      Amortized   Unrealized  Unrealized     Fair
                                                        Cost         Gain        Loss       Value
                                                     -----------  ----------  ----------   --------
                                                                (Dollars in thousands)
   U.S. Government and agency securities..           $    17,633  $        0  $     (812)  $ 16,821
   Mortgage-backed securities.............               101,490          58      (4,285)    97,263
                                                     -----------  ----------  ----------   --------

     Total securities......................          $   119,123  $       58  $   (5,097)  $114,084
                                                     ===========  ==========  ==========   ========

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

Deposits

     Total deposits as of June 30, 2000, were $346.9 million, as compared to $340.1 million at June 30, 1999, an increase of $6.8 million or 2.0%, resulting from growth in same location deposits, combined with the additional deposits of the branch offices. When compared to total deposits of $346.0 million on December 31, 1999, the amount at June 30, 2000, represents a year-to-date increase of $900,000.

     Non-interest bearing demand deposits at June 30, 2000, were $76.4 million, as compared to $73.9 million at June 30, 1999, an increase of $2.5 million or 3.4%. When compared to non-interest bearing demand deposits of $74.3 million on December 31, 1999, the June 30, 2000, amount represents a year-to-date increase of $2.1 million. The percentage of non-interest bearing deposits to total deposits as of June 30, 2000, continued strong at 22.0%.

     The Bank offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of demand, savings, NOW accounts, money market, and time accounts. The Bank relies primarily on advertising, competitive pricing policies, and customer service to attract and retain these deposits. As of June 30, 2000, the Bank had no deposits classified as brokered funds. Deposits provide generally all the funding for the Bank's lending and investment activities and the interest paid for deposits must be managed carefully to control the level of interest expense.

     The Bank's ratios of average non-interest bearing deposits to average total deposits at June 30, 2000, and December 31, 1999, were 22.0%, and 21.1%, respectively. The daily average balances and weighted average rates paid on deposits for the six month period ended June 30, 2000 and the year ended December 31, 1999, are presented below:


                                       Six Months Ended         Year Ended
                                        June 30, 2000       December 31, 1999
                                     -------------------   -------------------
                                      Amount       Rate      Amount      Rate
                                     --------     ------   ---------    ------
                                               (Dollars in thousands)

  NOW accounts...................... $ 24,666       2.09%  $  23,540      1.57%
  Regular savings...................    7,963       2.11       8,086      1.98
  Money Market......................   92,666       3.97      94,397      3.67
  CDs less than $100,000............   75,235       5.51      79,551      5.16
  CDs $100,000 and over.............   48,493       5.76      41,027      5.26
  IRAs & QRPs.......................   21,333       5.58      21,643      5.36
                                     --------     ------   ---------      ----
   Total interest-bearing deposits..  270,356       4.62     268,244      4.25

  Noninterest-bearing deposits......   76,162          0      71,658         0
                                     --------     ------   ---------      ----

  Total deposits.................... $346,518       3.61%  $ 339,902      3.36%
                                     ========     ======   =========      ====

   The following table sets forth the maturity and repricing of the Bank's certificates of deposit that are $100,000 or greater at June 30, 2000, and December 31, 1999:


                                     June 30,      December 31,
                                       2000            1999
                                   ------------    ------------
                                       (Dollars in thousands)

3 months or less.............      $     17,832    $     15,004
Between 3 months and 1 year..            22,907          21,061
Over 1 year..................            12,019          10,544
                                   ------------    ------------

Total CDs $100,000 and over..      $     52,758    $     46,609
                                   ============    ============

Borrowings

     Other borrowings generally represent borrowings from the FHLB with maturities ranging from one to thirty days. Information relating to these borrowings as of June 30, 2000, is summarized as follows:


                                              June 30,      December 31,
                                                2000            1999
                                            ------------    ------------
                                               (Dollars in thousands)
Other borrowings:
  Average................................   $     37,938    $     22,637
  Period-end.............................         42,100          34,079
Maximum month-end balance during period..
 (all FHLB borrowings)...................         42,100          34,079
Interest rate:
  Average................................           5.94%           5.32%
  Period-end (weighted average)..........           6.69%           5.30%

     At period ending June 30, 2000, the Bank had two separate borrowing programs in effect. The Bank borrowed $8.0 million with a 10 year stated maturity and a 5 year lockout. Those borrowings consist of $6.1 million at 5.19% and $1.9 million at 5.24%. The remaining balance is comprised of short-term borrowings. See "Capital Resources and Liquidity."

Interest Rate Sensitivity

     The Company analyzes its interest rate risk position by use of a simulation model and shock analysis. As of June 30, 2000, the simulation model indicates that, in the event of a 200 basis point increase in underlying market interest rates, the Company's net interest income would decrease 13.4%. Correspondingly, in the event of a 200 basis point decrease in market interest rates, the Company's net interest income would increase by 12.4%. The results of this "rate shock test", which assumes a parallel shift in the yield curve, indicate that the present mix of interest earning assets and interest-bearing liabilities should provide reasonable protection from changes in interest rates. However, because the Company maintains a significant percentage of its assets in investment securities and a significant portion of its investment securities consist of fixed rate securities rather than adjustable rate securities, a rapid increase or decrease in interest rates could have a greater adverse effect on the Company's net interest margin and results of operation. The simulation model also provides a detailed interest rate sensitivity gap ("GAP") analysis, which the Company uses as a secondary source in analyzing its asset/liability mix. At June 30, 2000, the GAP measurement of interest rate sensitive assets minus interest rate sensitive liabilities divided by total assets indicates a cumulative negative GAP of 31.8% through one year and a cumulative positive GAP of 5.4% for all periods. The Company seeks to maintain the cumulative GAP to total assets within 35% for one year.

     The Company's Investment-Asset/Liability Committee has adopted specific investment policies directed at reducing the length of maturity of securities that it purchases and shifting a portion of the securities portfolio to adjustable rate securities.

Capital Resources and Liquidity

     Stockholders' equity increased to $32.5 million at June 30, 2000, from $29.9 million at December 31, 1999, an increase of $2.6 million or 8.7%. This increase was attributable to $2.6 million in earnings offset by a net unrealized loss on securities of $1.1 million and payment of dividends of $1.1 million, which included quarterly dividends of $0.10 per share for March 31, 2000 and $0.12 per share for June 30, 2000.

     Liquidity involves the Company's ability to raise funds through asset growth and reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements, and to operate the Company on an ongoing basis. During the six months ended June 30, 2000, the Company's liquidity needs have primarily been met by growth in deposits and FHLB borrowings, as previously discussed. The cash position was further supplemented by the amortization of the securities and loan portfolios. Additionally, access to borrowed funds from the FHLB were utilized to take advantage of investment opportunities.

     FHLB advances may be utilized from time to time as either a short-term funding source or a long-term funding source. FHLB advances can be particularly attractive as a long-term funding source to balance interest rate sensitivity and reduce interest rate risk. These borrowing programs are available as either a short-term financing arrangement (usually with maturities ranging from 1-35 days) or as a long-term financing arrangement. Under either of these two arrangements, the Company is required to hold a certain amount of FHLB stock. Generally, FHLB borrowings are limited to a maximum of 75% of the Company's 1-4 family mortgage loans before specific collateral is required. A secondary source of collateral is the delivery of eligible securities. At June 30, 2000, the Company had approximately $111.0 million in eligible securities maintained in safekeeping at the FHLB. In addition, the Company may deliver other collateral which includes credit card and installment loans and is usually assigned a loan-to-value ratio of approximately 90%. With regards to the above, total advances are limited to 50% of assets or total eligible collateral, whichever is less. The Company had total potential borrowings (without purchasing addition stock) of $8.3 million in addition to the outstanding borrowings at June 30, 2000.

     The Bank's risk-based capital ratios remain above the levels designated as "well capitalized". At June 30, 2000, the Bank's tier I capital to assets, tier I risk-based capital, and tier I leverage ratios were 8.31%, 16.98% and 8.43%, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

      The Company's primary market risk exposure is interest rate risk. For information regarding the interest rate risk exposure of the Company's financial instruments, see "Management's Discussion and Analysis of Financial Condition and Results of Operation - Interest Rate Sensitivity" on page 22. The Company's financial instruments generally are not subject to market risks associated with foreign currency exchange rate risk, commodity price risk, or other market risks or price risks (such as equity price risk). The Company did not use derivative financial instruments (such as futures, forwards, swaps, options, and other financial instruments with similar characteristics) to manage its interest rate risk during the quarter ended June 30, 2000.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         The annual meeting of the Bank was held on May 23, 2000. Two matters were considered at the meeting.

         (a) The following directors were elected to the Board of Directors for a period of one year.


                                            Votes
                                     -------------------
               Directors                For      Withheld
               ---------                ---      --------

         John B. Barnes              3,923,653    22,395
         William H. Bruecher, Jr.    3,928,909    26,139
         James K. Chancelor          3,933,653    21,395
         C. Joe Chapman              3,928,619    26,429
         Frank G. Cook               3,930,619    24,429
         Robert C. Dawson            3,928,619    26,429
         Randall W. Dobbs            3,933,553    21,495
         James B. Earthman, III      3,932,653    22,395
         Lura M. Griffin             3,929,619    25,429
         Alton L. Hollis             3,931,653    23,395
         Joseph E. Ives              3,933,653    21,395
         Larry L. January            3,932,119    22,929
         Albert V. Kochran           3,930,153    24,895
         I. W. Marks                 3,924,611    30,437
         David E. Preng              3,931,119    23,929
         Mary A. Walker              3,933,653    21,395
         B. Ralph Williams           3,933,119    21,929

         (b) Ratification of the appointment of Mann Frankfort Stein & Lipp as the Bank's independent auditors for the fiscal year ending December 31, 2000 was also considered and approved with 3,946,337 votes for, 2,031 votes against, and 6,680 abstentions.

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


                             CNBT BANCSHARES, INC.
                                  (Registrant)


By  /s/ B. Ralph Williams                              August 4, 2000
    --------------------------------------------       --------------
    B. Ralph Williams, President and Chief             Date
    Executive Officer


By  /s/ Randall W. Dobbs                               August 4, 2000
    --------------------------------------------       --------------
    Randall W. Dobbs, Executive Vice                   Date
    President/Cashier and Chief Operations
    Officer