Form 10-Q
period 2000-09-30
CNBT BANCSHARES INC
filed 2000-11-14
CIK 1058995

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark One)

     [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter ended September 30, 2000

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

                               Yes [X]    No [_]

At October 30, 2000, 4,941,361 shares of CNBT Bancshares, Inc., common stock, $1.00 par value, were outstanding.

                             CNBT BANCSHARES, INC.

                                     INDEX

                                                                                Page
                                                                                ----
PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets at September 30, 2000 and 1999
              and at December 31, 1999.....................................        3

              Consolidated Statements of Income for the Three Months
              Ended September 30, 2000 and 1999 and the Nine Months
              Ended September 30, 2000 and 1999............................        4

              Consolidated Statements of Comprehensive Income for the
              Three Months Ended September 30, 2000 and 1999 and the
              Nine Months Ended September 30, 2000 and 1999................        5

              Consolidated Statements of Stockholders' Equity for the
              Year Ended December 31, 1999 and for the Nine Months
              Ended September 30, 2000.....................................        6

              Consolidated Statements of Cash Flows for the Nine Months
              Ended September 30, 2000 and 1999............................        7

              Notes to Interim Consolidated Financial Statements...........        8

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

              Overview.....................................................       10

              Results of Operations........................................       10

              Financial Condition..........................................       16

              Merger with BOK Financial Corporation........................       23

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk...       23

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings............................................       23

     Item 6.  Exhibits and Reports on Form 8-K.............................       24

SIGNATURES.................................................................       24

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                     CNBT BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except per share amounts)

                                                                             September 30,             December 31,
                                                                     ----------------------------
                                                                         2000             1999             1999
                                                                     -----------      -----------      ------------
                                                                              (Unaudited)
ASSETS
   Cash and due from banks....................................       $    15,807      $    13,379       $    12,533
   Due from banks - interest bearing overnight funds..........               257              156                68
   Investment securities available-for-sale...................           121,968          129,034           125,208
   Investment securities held-to-maturity (approximate market value of $104,251 and $119,188 at September 30, 2000
     and 1999, respectively (unaudited), and $114,084 at
     December 31, 1999........................................           107,921          123,358           119,123
   Loans, net.................................................           170,401          128,272           137,884
   Bank premises and equipment, net...........................             9,877            8,622             9,859
   Deferred income taxes receivable...........................             1,143            1,414             2,071
   Other assets...............................................             4,336            3,142             5,022
                                                                     -----------      -----------       -----------
TOTAL ASSETS..................................................       $   431,710      $   407,377       $   411,768
                                                                     ===========      ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Deposits
     Demand...................................................       $    76,573      $    72,193       $    74,266
     NOW Accounts.............................................            24,499           22,511            24,604
     Savings..................................................             8,270            8,270             7,742
     Money market.............................................            96,371           98,674            97,361
     Time, $100,000 and over..................................            52,546           44,222            46,609
     Other time...............................................            99,438           98,821            95,451
                                                                     -----------      -----------       -----------
       TOTAL DEPOSITS.........................................           357,697          344,691           346,033
   Other borrowed funds.......................................            37,300           30,000            34,079
   Accrued interest and other liabilities.....................             3,000            2,209             1,786
   Federal income taxes payable...............................               152               96                 0
                                                                     -----------      -----------       -----------
       TOTAL LIABILITIES......................................           398,149          376,996           381,898

COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
   Common stock, $1.00 par value, 30,000,000 shares
     authorized, 5,100,461 shares issued and 4,941,361 shares
     outstanding at September 30, 2000 (unaudited),
     5,071,114 shares issued and 4,913,014 outstanding at
     September 30, 1999 (unaudited), 5,081,114 shares issued
     and 4,923,014 shares outstanding at December 31, 1999....             5,100            5,071             5,081
   Surplus....................................................            21,963           21,908            21,926
   Retained earnings..........................................            10,084            7,463             8,272
   Accumulated other comprehensive income; net unrealized
     losses on available-for-sale securities, net of deferred
     income benefit of $1,024, $1,274, and $1,969 at
     September 30, 2000 and 1999 (unaudited), and
     December 31, 1999, respectively..........................            (1,988)          (2,473)           (3,821)
                                                                     -----------      -----------       -----------
                                                                          35,159           31,969            31,458
   Less: treasury stock at cost; 159,100 shares at September
     30, 2000 (unaudited) and 158,100 shares at September 30,
     1999 (unaudited) and at December 31, 1999................            (1,598)          (1,588)           (1,588)
                                                                     -----------      -----------       -----------
       TOTAL STOCKHOLDERS' EQUITY.............................            33,561           30,381            29,870
                                                                     -----------      -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................       $   431,710      $   407,377       $   411,768
                                                                     ===========      ===========       ===========

     See accompanying notes to interim consolidated financial statements.

                    CNBT BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                 Three Months Ended          Nine Months Ended
                                                                    September 30,               September 30,
                                                                --------------------      ------------------------
                                                                   2000       1999           2000         1999
                                                                ----------  --------      -----------  -----------
INTEREST INCOME
   Interest and fees on loans.............................    $     4,175  $     2,986    $    11,492  $     8,509
   Interest on investment securities:
     Taxable..............................................          2,967        3,044          8,936        8,879
     Nontaxable...........................................            747          780          2,294        2,272
                                                              -----------  -----------    -----------  -----------
   Total interest on investment securities................          3,714        3,824         11,230       11,151
                                                              -----------  -----------    -----------  -----------
     TOTAL INTEREST INCOME................................          7,889        6,810         22,722       19,660

INTEREST EXPENSE
   Interest on deposits and FHLB borrowings...............          4,099        3,197         11,472        9,291
                                                              -----------  -----------    -----------  -----------
     Net interest income..................................          3,790        3,613         11,250       10,369

PROVISION FOR LOAN LOSSES.................................            225          150            570          450
                                                              -----------  -----------    -----------  -----------
   Net interest income after provision
       for loan losses....................................          3,565        3,463         10,680        9,919

OTHER INCOME
   Service fees...........................................            660          617          1,920        1,770
   Net realized gains (losses) on sale of
     available-for-sale securities........................              0            0            (18)          26
   Other operating income.................................            227           77            453          252
                                                              -----------  -----------    -----------  -----------
     TOTAL OTHER INCOME...................................            887          694          2,355        2,048

OTHER EXPENSES
   Salaries and employee benefits.........................          1,438        1,396          4,434        4,051
   General and administrative.............................            370          352          1,136        1,010
   Data processing........................................            253          256            723          714
   FDIC assessments.......................................             17           10             52           28
   Occupancy expenses, net................................            204          156            607          462
   Equipment maintenance..................................            190          148            513          440
   Postage and printing fees..............................             94           88            273          308
   Professional fees......................................            200          150            465          420
                                                              -----------  -----------    -----------  -----------
     TOTAL OTHER EXPENSES.................................          2,766        2,556          8,203        7,433
                                                              -----------  -----------    -----------  -----------

INCOME BEFORE FEDERAL INCOME TAXES........................          1,686        1,601          4,832        4,534

   Applicable federal income taxes........................            405          387            996          880
                                                              -----------  -----------    -----------  -----------

NET INCOME................................................    $     1,281  $     1,214    $     3,836  $     3,654
                                                              ===========  ===========    ===========  ===========
   Earnings per common share:
     Basic Earnings Per Share.............................    $       .26  $       .25    $       .78  $       .74
                                                              ===========  ===========    ===========  ===========

     Diluted Earnings Per Share...........................    $       .26  $       .24    $       .77  $       .73
                                                              ===========  ===========    ===========  ===========

     See accompanying notes to interim consolidated financial statements.

                    CNBT BANCSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                Three Months Ended         Nine Months Ended
                                                                   September 30,             September 30,
                                                             ------------------------  -------------------------
                                                                 2000         1999         2000         1999
                                                             -----------  -----------  -----------   -----------
                                                                                 (Unaudited)
   Net income............................................    $     1,281  $     1,214  $     3,836   $     3,654

   Other comprehensive income (loss), net of tax:
     Unrealized gains (losses) on securities:
     Unrealized holding gains (losses) arising
        during period....................................            722       (1,444)       1,821        (4,176)
     Less:  reclassification adjustment for (gains)
        losses included in net income....................              0            0           12           (16)
                                                             -----------  -----------  -----------   -----------
                                                                     722       (1,444)       1,833        (4,192)
                                                             -----------  -----------  -----------   -----------

   Comprehensive income (loss)...........................    $     2,003  $      (230) $     5,669   $      (538)
                                                             ===========  ===========  ===========   ===========

     See accompanying notes to interim consolidated financial statements.

                    CNBT BANCSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                                                   Accumulated
                                                                                                      Other
                                                  Common Stock                                       Compre-
                                              --------------------
                                                            Par     Treasury             Retained    hensive
                                                Shares     Values     Stock     Surplus  Earnings     Income      Total
                                              ---------   --------  --------    -------  --------  -----------  ---------
BALANCE, DECEMBER 31, 1998................    4,910,201   $  5,065  $ (1,561)  $ 21,899  $  6,264    $  1,719   $  33,386
   Proceeds from exercise of stock
     options..............................       15,513         16         0         27         0           0          43
   Cash dividends per share...............            0          0         0          0    (2,948)          0      (2,948)
   Re-purchase stock......................       (2,700)         0       (27)         0         0           0         (27)
   Comprehensive income:
     Unrealized losses on investment
      securities available-for-sale, net
      of deferred income taxes of $2,854..            0          0         0          0         0      (5,540)     (5,540)
     Net income...........................            0          0         0          0     4,956           0       4,956
                                              ---------   --------  --------   --------  --------    --------   ---------
   Total comprehensive income.............                                                                           (584)
                                                                                                                ---------

BALANCE, DECEMBER 31, 1999................    4,923,014      5,081    (1,588)    21,926     8,272      (3,821)     29,870

   Proceeds from exercise of stock
     options (unaudited)..................       19,347         19         0         37         0           0          56
   Cash dividends (unaudited).............            0          0         0          0    (2,024)          0      (2,024)
   Re-purchase stock (unaudited)..........       (1,000)         0       (10)         0         0           0         (10)
   Comprehensive income:
     Unrealized gains on investment
      securities available-for-sale,
      net of deferred income tax
      expense of $945 (unaudited).........            0          0         0          0         0       1,833       1,833
     Net income (unaudited)...............            0          0         0          0     3,836           0       3,836
                                              ---------   --------  --------   --------  --------    --------   ---------
   Total comprehensive income (unaudited)                                                                           5,669
                                                                                                                ---------

BALANCE, SEPTEMBER 30, 2000 (UNAUDITED)...    4,941,361   $  5,100  $ (1,598)  $ 21,963  $ 10,084    $ (1,988)  $  33,561
                                              =========   ========  ========   ========  ========    ========   =========

     See accompanying notes to interim consolidated financial statements.

                    CNBT BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                           ---------------------------------
                                                                                2000               1999
                                                                           -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income.....................................................         $       3,836       $       3,654
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation...............................................                   433                 337
       Premium amortization net of discount accretion.............                   (48)                263
       Provision for loan losses..................................                   570                 450
       Net realized gain on available-for-sale securities.........                    18                 (26)
       (Gain) loss on disposal of bank premises and equipment
          and other assets........................................                   (10)                 60
       Provision (benefit) for deferred taxes.....................                   (17)                (92)
   Changes in assets and liabilities:
       Accrued interest receivable................................                   894               1,049
       Other assets...............................................                (1,027)               (245)
       Accrued expenses...........................................                   540                 597
       Accrued interest payable...................................                   227                 (77)
       Federal income taxes payable/receivable....................                   202                 110
                                                                           -------------       -------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES....................                 5,618               6,080

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of available-for-sale securities.....................                (3,901)            (17,828)
   Proceeds from sales of available-for-sale securities...........                 2,878              37,895
   Proceeds from maturities of available-for-sale securities......                 7,008               9,232
   Purchases of held-to-maturity securities.......................                     0             (59,224)
   Proceeds from maturities of held-to-maturity securities........                11,265              15,468
   Loans originated, net of principal collected...................               (33,360)            (18,988)
   Proceeds from sales of other real estate and repossessed
     assets.......................................................                 1,052                 445
   Cash paid for bank premises and equipment......................                  (451)             (3,046)
                                                                           -------------       -------------
     NET CASH USED IN INVESTING ACTIVITIES........................               (15,509)            (36,046)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in demand deposits, NOW, savings, and
     money market accounts........................................                 1,740              12,252
   Proceeds from sales of time deposits, net of payments
     for maturing time deposits...................................                 9,924               1,522
   Net increase in other borrowed funds...........................                 3,221              18,900
   Proceeds from exercise of stock options........................                    56                  15
   Purchase of common stock.......................................                   (10)                (27)
   Dividends paid.................................................                (1,577)             (2,455)
                                                                           -------------       -------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES....................                13,354              30,207
                                                                           -------------       -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS.........................                 3,463                 241

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..................                12,601              13,294
                                                                           -------------       -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD........................         $      16,064       $      13,535
                                                                           =============       =============



     See accompanying notes to interim consolidated financial statements.

                    CNBT BANCSHARES, INC. AND SUBSIDIARIES
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1999
                                  (Unaudited)
               (Dollars in thousands, except per share amounts)


(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the periods ending September 30, 2000 and 1999 are not necessarily indicative of the annual results.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year-ended December 31, 1999, of CNBT Bancshares, Inc. (the "Company") as filed with the Securities and Exchange Commission.

(2)  Earnings Per Common Share

     Earnings per common share was computed based on the following (in thousands, except per share amounts):

                                                    Three Months Ended         Nine Months Ended
                                                       September 30,             September 30,
                                                 ------------------------  ------------------------
                                                     2000         1999         2000         1999
                                                 -----------  -----------  -----------  -----------
                                                                     (Unaudited)
Net income...................................    $     1,281  $     1,214  $     3,836  $     3,654
                                                 ===========  ===========  ===========  ===========

Divided by weighted average common shares
   and common share equivalents:
       Weighted average common shares........      4,941,361    4,911,282    4,933,746    4,910,810
       Weighted average common share
         equivalents.........................         68,593       63,363       50,101       63,108
                                                 -----------  -----------  -----------  -----------
Total average common shares and
   common share equivalents..................      5,009,954    4,974,645    4,983,847    4,973,918
                                                 ===========  ===========  ===========  ===========

Earnings per common share - Basic............    $      0.26  $      0.25  $      0.78  $      0.74
                                                 ===========  ===========  ===========  ===========

Earnings per common share - Diluted..........    $      0.26  $      0.24  $      0.77  $      0.73
                                                 ===========  ===========  ===========  ===========

(3)  Common Stock

     The Board of Directors declared cash dividends to be payable to stockholders of record for the quarters ending March 31, 1999, June 30, 1999, September 30, 1999 and December 31, 1999 of $0.10 per share. A special dividend for $0.20 per share was declared at March 31, 1999 in addition to the regular quarterly dividend. A cash dividend was declared for the quarter ended March 31, 2000 of $0.10 per share. Cash dividends were declared for $0.12 per share for the quarters ended June 30, 2000 and September 30, 2000. Also, a special cash dividend of $0.07 was declared for the quarter ended September 30, 2000.

     As of September 30, 2000, an additional 44,830 shares of common stock were issuable (without regard to vesting restrictions) upon exercise of outstanding employee stock options.

(4)  Comprehensive Income

     Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by owners (changes in paid in capital) and distributions to owners (dividends). For the three and nine month periods ending September 30, 2000 and 1999, unrealized holding gain (losses) on debt and equity securities available-for-sale is the only other comprehensive income component. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three and nine months ending September 30, 2000 and 1999:

                                                                        Three Months Ended
                                               ------------------------------------------------------------------
                                                      September 30, 2000                 September 30, 1999
                                               -------------------------------    -------------------------------
                                                             Tax         Net                    Tax         Net
                                                           Expense     of Tax                 Expense     of Tax
                                                Pretax    (Benefit)    Amount      Pretax    (Benefit)    Amount
                                               --------   ---------   --------    --------   ---------   --------
     Net unrealized gain (loss) on
       securities available-for-sale......     $  1,094   $    (372)  $    722    $ (2,188)  $     744   $ (1,444)

     Less:  reclassification adjustment
       for net (gain) loss realized in
       net income.........................            0           0          0           0           0          0
                                               --------   ---------   --------    --------   ---------   --------

     Other comprehensive income (loss)....     $  1,094   $    (372)  $    722    $ (2,188)  $     744   $ (1,444)
                                               ========   =========   ========    ========   =========   ========

                                                                        Nine Months Ended
                                               ------------------------------------------------------------------
                                                      September 30, 2000                 September 30, 1999
                                               -------------------------------    -------------------------------
                                                             Tax         Net                    Tax         Net
                                                           Expense     of Tax                 Expense     of Tax
                                                Pretax    (Benefit)    Amount      Pretax    (Benefit)    Amount
                                               --------   ---------   --------    --------   ---------   --------
     Net unrealized gain (loss) on
       securities available-for-sale......     $  2,760   $    (939)  $  1,821    $ (6,327)  $   2,151   $ (4,176)

     Less:  reclassification adjustment
       for net (gain) loss realized in
       net income.........................           18          (6)        12         (26)         10        (16)
                                               --------   ---------   --------    --------   ---------   --------

     Other comprehensive income (loss)....     $  2,778   $    (945)  $  1,833    $ (6,353)  $   2,161   $ (4,192)
                                               ========   =========   ========    ========   =========   ========

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

     For the nine months ended September 30, 2000, the Company had net income of $ 3.8 million, an increase of $100,000 or 2.7% from the same period in 1999. This earnings growth was due primarily to an increase in net interest income, which resulted from strong loan growth. Net income per share, basic and diluted, increased to $0.78 and $0.77, respectively, for the nine months ended September 30, 2000, from $0.74 and $0.73 for the same time period in 1999. The Company's annualized return on average assets was 1.22% and the annualized return on average common equity was 16.30% for the nine months ended September 30, 2000, compared to 1.24% and 15.31% for the same time period in 1999.

     Total assets increased to $431.7 million at September 30, 2000, from $407.4 million at September 30, 1999, an increase of $24.3 million or 6.0%, and from $411.8 million at December 31, 1999, an increase of $19.9 million or 4.8%. The increase was due primarily to an increase in loans. Deposits increased to $357.7 million at September 30, 2000, from $344.7 million at September 30, 1999, an increase of $13.0 million or 3.8%, and from $346.0 million at December 31, 1999, an increase of $11.7 million or 3.4%. Borrowed funds also increased to $37.3 million at September 30, 2000, from $30.0 million at September 30, 1999, and $34.1 million at December 31, 1999. Total stockholders' equity was $33.6 million at September 30, 2000, representing an increase of $3.2 million or 10.5% from total stockholders' equity of $30.4 million at September 30, 1999, and an increase of $3.7 million or 12.4% from stockholders' equity of $29.9 million at December 31, 1999.

Results of Operations

For The Nine Month Periods Ended September 30, 2000 and 1999

  Net Interest Income

     Net interest income for the nine months ended September 30, 2000, was $11.3 million, an increase of $900,000 or 8.7% from $10.4 million for the nine months ended September 30, 1999. The Company's net interest margin was 3.78% and 3.73% and the net interest spread was 2.72% and 2.77% for the nine months ended September 30, 2000 and 1999, respectively. The increase in net interest margin resulted from a larger increase in net interest income relative to the increase in total average interest-earning assets. There was an increase in the yield on total interest-earning assets of 0.56% along with an increase of 0.61% in the rate paid on interest-bearing liabilities which resulted in a decrease in net interest spread.

     The increase in net interest income resulted primarily from an increase in the loan portfolio. Interest income from loans increased to $11.5 million from $8.5 million for the nine months ended September 30, 2000 and 1999, respectively, an increase of $3.0 million or 35.3%. The yield in the loan portfolio increased to 9.89% for the nine months ended September 30, 2000, from 9.56% for the nine months ended September 30, 1999. Interest income from the securities portfolio increased to $11.2 million for the nine months ended September 30, 2000 from $11.1 million for the nine months ended September 30, 1999. The yield on the securities portfolio increased to 6.19% for the nine months ended September 30, 2000 from 5.91% for the period ended September 30, 1999. Partially offsetting the interest income growth was an increase in interest expense, which grew to $11.5 million for the nine months ended September 30, 2000, compared to $9.3 million for the nine months ended September 30, 1999. This resulted from a strong increase in average borrowings.

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

                                                       Nine Months Ended                     Nine Months Ended
                                                      September 30, 2000                    September 30, 1999
                                               --------------------------------     ---------------------------------
                                                 Average     Interest   Average       Average     Interest   Average
                                               Outstanding    Earned/    Yield/     Outstanding    Earned/    Yield/
                                                 Balance       Paid       Rate        Balance       Paid       Rate
                                               -----------   --------   -------     -----------   --------   -------
                                                                        (Dollars in thousands)
Assets
Interest-earning assets:
   Loans...................................    $   154,962   $ 11,492     9.89%     $   118,668   $   8,509    9.56%
   Securities..............................        241,473     11,214     6.19          250,662      11,106    5.91
   Federal funds sold and other earning
     assets................................            218         16     9.79              871          45    6.89
                                               -----------   --------               -----------   ---------
       Total interest-earning assets.......        396,653     22,722     7.64          370,201      19,660    7.08
Less:  allowance for loan losses...........          1,436                                1,237
                                               -----------                          -----------
Total earning assets, net of allowance.....        395,217                              368,964
Nonearning assets..........................         25,455                               22,490
                                               -----------                          -----------

       Total Assets........................    $   420,672                          $   391,454
                                               ===========                          ===========

Liabilities and Stockholders' equity
Interest-bearing liabilities:
   Interest-bearing demand deposits........    $    25,160   $    412     2.18%     $    23,444   $     273    1.55%
   Savings and money market accounts.......        101,274      2,995     3.94          100,706       2,648    3.51
   Certificates of deposit.................        146,924      6,358     5.77          141,916       5,524    5.19
   Borrowed funds..........................         37,466      1,707     6.07           21,382         846    5.28
                                               -----------   --------               -----------   ---------
       Total interest-bearing liabilities..        310,824     11,472     4.92          287,448       9,291    4.31
                                                             --------                             ---------

Noninterest-bearing liabilities:
   Noninterest-bearing demand deposit......         76,293                               70,428
   Other liabilities.......................          2,184                                1,751
                                               -----------                          -----------
       Total liabilities...................        389,301                              359,627
Stockholders' equity.......................         31,371                               31,827
                                               -----------                          -----------
       Total liabilities and stockholders'
          equity...........................    $   420,672                          $   391,454
                                               ===========                          ===========

Net interest income........................                  $ 11,250                             $  10,369
                                                             ========                             =========
Net interest spread (1)....................                               2.72%                                2.77%
Net interest margin (2)....................                               3.78%                                3.73%

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

     The following tables present for the periods indicated the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase related to higher outstanding balances and the volatility of interest rates:

                                                                           Nine Months Ended
                                                                       September 30, 2000 vs. 1999
                                                            ------------------------------------------------
                                                                   Increase (Decrease)
                                                                         Due to
                                                            -------------------------------
                                                                Volume             Rate             Total
                                                            -------------     -------------    -------------
                                                                         (Dollars in thousands)
Interest-earning assets:
   Loans.............................................       $       2,476     $         507    $       2,983
   Securities........................................                (578)              686              108
   Other earning assets..............................                 (36)                7              (29)
                                                            -------------     -------------    -------------
     Total increase (decrease) in interest income....               1,862             1,200            3,062

Interest-bearing liabilities:
   Interest-bearing demand deposits..................                 (19)              158              139
   Savings and money market accounts.................                 (96)              443              347
   Certificates of deposit...........................                 (19)              853              834
   Borrowed funds....................................                 562               299              861
                                                            -------------     -------------    -------------
     Total increase (decrease) in interest expense...                 428             1,753            2,181
                                                            -------------     -------------    -------------

Increase (decrease) in net interest income...........       $       1,434     $        (553)   $         881
                                                            =============     =============    =============

  Provisions for Loan Losses

     The provision for loan losses was $570,000 for the nine months ended September 30, 2000, and $450,000 for the same period in 1999, an increase of $120,000 or 26.7%.

  Noninterest Income

     Noninterest income for the nine months ended September 30, 2000, increased to $2.4 million. The following table presents, for the periods indicated, the major categories of noninterest income:

                                                     Nine Months Ended
                                                        September 30,
                                                 ---------------------------
                                                    2000             1999
                                                 ----------       ----------
                                                    (Dollars in thousands)

   Service fees.............................     $    1,920       $    1,770
   Net realized gains (losses) on sale of
     available-for-sale securities..........            (18)              26
   Other operating income...................            453              252
                                                 ----------       ----------

   Total noninterest income.................     $    2,355       $    2,048
                                                 ==========       ==========

     For the nine months ended September 30, 2000, service fees on deposit accounts were $1.9 million as compared to $1.8 million for the same period in 1999, an increase of $100,000 or 5.6%. Losses on the sale of available for sale securities was $18,000 for the nine-month period ended September 30, 2000 as compared to gains of $26,000 for the same period in 1999. Other operating income increased to $453,000 for the nine months ended September 30, 2000 as compared to $252,000 at September 30, 1999. This was primarily the result of refunds received from the State of Texas from amended franchise tax returns in the amount of $134,000. Deposit accounts grew from 26,176 at September 30, 1999 to 28,430 at September 30, 2000.

  Noninterest Expenses

     In the nine-month period ended September 30, 2000, noninterest expenses increased $800,000 or 10.8% to $8.2 million from the 1999 comparable period. For the nine months ended September 30, 2000, the efficiency ratio, calculated by dividing total noninterest expenses (excluding securities gains and losses) by net interest income plus noninterest income increased to 60.4% for the nine months ended September 30, 2000, from 60.0% for the nine months ended September 30, 1999. This increase was primarily due to a greater increase in salaries and employee benefits along with other general and administrative expenses in relation to the increase in income.

     Salaries and employee benefit expense and general administrative expenses, for the nine months ended September 30, 2000, was $5.6 million, an increase of $500,000 or 9.8% from $5.1 million in the same period of 1999. The increase was due to additional personnel required to accommodate the growth and the opening of a new branch office in northwest Houston. Total full-time equivalent employees at September 30, 2000, increased to 124 from 119 at September 30, 1999.

     Occupancy expense and equipment maintenance increased to $1.1 million for the nine-month period ended September 30, 2000, from $902,000 for the nine-month period ended September 30, 1999. Major categories included within occupancy expense are building lease expense, depreciation expense, and maintenance expense. Depreciation expense increased to $433,000 for the nine-month period September 30, 2000, an increase of $95,000 or 28.1% from $338,000 for the same period in 1999. This increase was primarily due to additional depreciation on new equipment purchases and the opening of the Northwest branch during September 1999. Maintenance expense for the nine-month period ended September 30, 2000, was $241,000, an increase of $26,000 or 12.1% over the same period in 1999.

     Data processing expense for the nine-month period ended September 30, 2000, was $723,000, as compared to $714,000 for the same period in 1999, an increase of $9,000 or 1.3%.

  Income Taxes

     The income tax provision includes both current and deferred income tax amounts using the statutory rates currently in effect. The amount of income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense, and the amount of other nondeductible expenses. In the first nine months of 2000, income tax expense was $996,000, an increase of $116,000 or 13.2% from $880,000 of income tax expense for the same period in 1999. The higher income tax expense in the first nine months of 2000 compared to the first nine months of 1999 is principally due to the increase in taxable income and other changes in temporary differences. The effective tax rates were 20.6% for the nine months ended September 30, 2000, and 19.4% for the nine months ended September 30, 1999.

For the Three Months Periods Ended September 30, 2000 and 1999

     Net interest income for the three months ended September 30, 2000, was $3.8 million, an increase of $200,000 or 5.6% from $3.6 million for the three months ended September 30, 1999. The Company's net interest margin was 3.76% and 3.81% and the net interest spread was 2.64% and 2.84% for the three months ended September 30, 2000 and 1999, respectively. The decrease in net interest margin resulted from a smaller increase in the yield on total interest-earning assets of 0.66% compared to a greater increase of 0.86% in the rate paid on interest-bearing liabilities which also resulted in a decrease in net interest spread.

     The increase in net interest income resulted from an increase in the loan portfolio. Interest income from loans increased to $4.2 million from $3.0 million for the three months ended September 30, 2000 and 1999, respectively, an increase of $1.2 million or 40.0%. The yield in the loan portfolio increased to 10.01% for the three months ended September 30, 2000, from 9.58% for the three months ended September 30, 1999. Interest income from the securities portfolio decreased to $3.7 million for the three months ended September 30, 2000, from $3.8 million for the three months ended September 30, 1999, a $100,000 or 2.6% decrease. This was due primarily to a 7.6% decrease in average securities held that was offset by an increase in the yield from 5.99% to 6.29% for the three months ended September 30, 2000, compared to the same period in 1999. Partially offsetting the interest income growth was an increase in interest expense, which grew to $4.1 million for the three months ended September 30, 2000, compared to $3.2 million for the three months ended September 30, 1999. This increase was the result of strong growth in average borrowings.

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

                                                      Three Months Ended                    Three Months Ended
                                                      September 30, 2000                    September 30, 1999
                                               --------------------------------     ---------------------------------
                                                 Average     Interest   Average       Average     Interest   Average
                                               Outstanding    Earned/    Yield/     Outstanding    Earned/    Yield/
                                                 Balance       Paid       Rate        Balance       Paid       Rate
                                               -----------   --------   -------     -----------   --------   -------
                                                                        (Dollars in thousands)
Assets
Interest-earning assets:
   Loans...................................    $   166,904   $  4,175     10.01%    $   124,650   $   2,986     9.58%
   Securities..............................        235,608      3,707      6.29         254,936       3,818     5.99
   Federal funds sold and other earning
     assets................................            423          7      6.62             204           6    11.76
                                               -----------   --------               -----------   ---------
       Total interest-earning assets.......        402,935      7,889      7.83         379,790       6,810     7.17
Less:  allowance for loan losses...........          1,531                                1,304
                                               -----------                          -----------
Total earning assets, net of allowance.....        401,404                              378,486
Nonearning assets..........................         25,934                               19,258
                                               -----------                          -----------

       Total Assets........................    $   427,338                          $   397,744
                                               ===========                          ===========

Liabilities and Stockholders' equity
Interest-bearing liabilities:
   Interest-bearing demand deposits........    $    26,136    $   153      2.34%    $    23,229   $      92     1.58%
   Savings and money market accounts.......        102,551      1,071      4.18         105,512         939     3.56
   Certificates of deposit.................        150,611      2,294      6.09         140,969       1,828     5.19
   Borrowed funds..........................         36,534        581      6.36          25,406         338     5.32
                                               -----------   --------               -----------   ---------
       Total interest-bearing liabilities..        315,832      4,099      5.19         295,116       3,197     4.33
                                                             --------                             ---------

Noninterest-bearing liabilities
   Noninterest-bearing demand deposit......         76,551                               72,432
   Other liabilities.......................          2,410                                  514
                                               -----------                          -----------
       Total liabilities...................        394,793                              368,062
Stockholders' equity.......................         32,545                               29,682
                                               -----------                          -----------
       Total liabilities and stockholders'
         equity............................    $   427,338                          $   397,744
                                               ===========                          ===========

Net interest income........................                  $  3,790                             $   3,613
                                                             ========                             =========
Net interest spread (1)....................                                2.64%                                2.84%
Net interest margin (2)....................                                3.76%                                3.81%

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

     The following tables present for the periods indicated the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase related to higher outstanding balances and the volatility of interest rates:

                                                                              Three Months Ended
                                                                         September 30, 2000 vs. 1999
                                                              ------------------------------------------------
                                                                    Increase (Decrease)
                                                                          Due to
                                                              -------------------------------    -------------
                                                                  Volume             Rate            Total
                                                              -------------     -------------    -------------
                                                                           (Dollars in thousands)
Interest-earning assets:
   Loans.............................................         $         484     $         705    $       1,189
   Securities........................................                  (823)              712             (111)
   Other earning assets..............................                    22               (21)               1
                                                              -------------     -------------    -------------
     Total increase (decrease) in interest income....                  (317)            1,396            1,079

Interest-bearing liabilities:
   Interest-bearing demand deposits..................                  (138)              199               61
   Savings and money market accounts.................                  (495)              627              132
   Certificates of deposit...........................                  (897)            1,363              466
   Borrowed funds....................................                  (134)              377              243
                                                              -------------     -------------    -------------
     Total increase (decrease) in interest expense...                (1,664)            2,566              902
                                                              -------------     -------------    -------------

     Increase (decrease) in net interest income......         $       1,347     $      (1,170)   $         177
                                                              =============     =============    =============

  Provisions for Loan Losses

     The provision for loan losses was $225,000 for the three months ended September 30, 2000, and $150,000 for the same period in 1999, an increase of $75,000 or 50.0%.

  Noninterest Income

     Noninterest income for the three months ended September 30, 2000, increased to $887,000. The following table presents, for the periods indicated, the major categories of noninterest income:

                                                 Three Months Ended
                                                    September 30,
                                             ---------------------------
                                                2000             1999
                                             ----------       ----------
                                                (Dollars in thousands)

   Service fees.......................       $      660       $      617
   Net realized gains on sale of
     available-for-sale securities....                0                0
   Other operating income.............              227               77
                                             ----------       ----------

   Total noninterest income...........       $      887       $      694
                                             ==========       ==========

     For the three months ended September 30, 2000, service fees on deposit accounts were $660,000 as compared to $617,000 for the same period in 1999, an increase of $43,000 or 7.0%. Other operating income increased to $227,000 for the three months ending September 30, 2000 as compared to $77,000 at September 30, 1999. This increase was primarily the result of amended franchise tax returns that resulted in a refund of $134,000.

  Noninterest Expenses

     In the three-month period ended September 30, 2000, noninterest expenses increased $200,000 or 7.7% to $2.8 million from the 1999 comparable period. The efficiency ratio, calculated by dividing total noninterest expenses (excluding securities gains and losses) by net interest income plus noninterest income decreased to 59.1% for the three months ended September 30, 2000, from 59.3% for the three months ended September 30, 1999. This decrease was primarily due to a greater increase in noninterest income in relation to the increase in salaries and employee benefits along with other general and administrative expenses.

     Salaries and employee benefit expense and general administrative expenses, for the three months ended September 30, 2000, was $1.8 million, an increase of $100,000 or 5.9% from $1.7 million in the same period of 1999. The increase was due to additional personnel required to accommodate the growth and the opening of a new branch office in northwest and west Houston.

     Occupancy expense and equipment maintenance increased to $394,000 for the three-month period ended September 30, 2000, from $304,000 for the three-month period ended September 30, 1999. Major categories included within occupancy expense are building lease expense, depreciation expense, and maintenance expense. Depreciation expense for the three month period ended September 30, 2000 was $147,000 as compared to $113,000 for the same period ended September 30, 1999. Maintenance expense for the three-month period ended September 30, 2000, was $94,000, an increase of $25,000 or 36.2% over the same period in 1999.

     Data processing expense for the three-month period ended September 30, 2000, was $253,000, as compared to $256,000 for the same period in 1999, a decrease of $3,000 or 1.2%.

  Income Taxes

     The income tax provision includes both current and deferred income tax amounts using the statutory rates currently in effect. The amount of income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense, and the amount of other nondeductible expenses. In the third quarter of 2000, income tax expense was $405,000, an increase of $18,000 or 4.7% from $387,000 of income tax expense for the same period in 1999. The higher income tax expense in the third quarter of 2000 compared to the same three months of 1999 is principally due to the increase in nontaxable income and other changes in temporary differences. The effective tax rates were 24.0% for the quarter ended September 30, 2000, and 24.2% for the quarter ended September 30, 1999.

Financial Condition

  Loan Portfolio

     Loans, net of unearned interest, were $172.0 million at September 30, 2000, an increase of $32.8 million or 23.6% from $139.2 million at December 31, 1999. At September 30, 2000, loans as a percentage of assets and deposits were 39.8% and 48.1%, respectively.

     The following table summarizes the loan portfolio of the Bank by type of loan as of September 30, 2000 and December 31, 1999:

                                                              September 30, 2000           December 31, 1999
                                                        ----------------------------  --------------------------
                                                            Amount         Percent        Amount       Percent
                                                        -------------    -----------  -------------  -----------
                                                                          (Dollars in thousands)
   Commercial and industrial.......................     $      34,048         19.8%   $      30,278       21.8%
   Real estate:
       Construction and land development...........            22,926         13.3           17,602       12.6
       1-4 family residential......................            21,566         12.6           16,570       11.9
       Commercial owner occupied...................            48,563         28.2           33,858       24.3
       Other.......................................             2,686          1.6              705        0.5
   Consumer........................................            42,194         24.5           40,198       28.9
                                                        -------------      -------    -------------    -------

       Total loans.................................     $     171,983        100.0%   $     139,211      100.0%
                                                        =============      =======    =============    =======

  Nonperforming Assets

     The Bank's lending policies have resulted in strong asset quality. Nonperforming assets were $569,000 at September 30, 2000, compared to $1.3 million at December 31, 1999. This resulted in a ratio of nonperforming assets to loans plus other real estate of 0.33% and 0.92% at September 30, 2000, and December 31, 1999, respectively, and a ratio of nonperforming assets to total assets of 0.13% at September 30, 2000 and 0.31% at December 31, 1999.

     The Bank has well developed procedures in place to maintain a high quality loan portfolio. These procedures include credit quality policies that begin with approval of lending policies and underwriting guidelines by the Board of Directors, an independent loan review conducted by outside organizations, as well as internal review procedures, low individual lending limits for officers, Loan Committee approval for large credit relationships, and quality loan documentation procedures. The Bank's lending officers and loan personnel identify and analyze weaknesses in the portfolio and report credit risk changes on a monthly basis to the Bank's Board of Directors. The Bank performs monthly and quarterly concentration analyses based on collateral types, business lines, large credit sizes, and officer portfolio loads. The Bank also monitors its delinquency levels for any negative or adverse trends. There can be no assurance, however, that the Bank's loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

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

     The following table presents information regarding nonperforming assets at September 30, 2000 and December 31, 1999:

                                                                       September 30,    December 31,
                                                                           2000             1999
                                                                       -------------    -------------
                                                                           (Dollars in thousands)
   Nonaccrual loans.............................................       $           0    $          54
   Accruing loans 90 or more days past due......................                 343              358
   Restructured loans...........................................                 130               31
   Other real estate and foreclosed property....................                  96              850
                                                                       -------------    -------------

      Total nonperforming assets................................       $         569    $       1,293
                                                                       =============    =============

   Nonperforming assets to total loans and other real estate....                0.33%           0.92%
   Nonperforming assets to total assets.........................                0.13%           0.31%

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

     Management believes that the allowance for loan losses at September 30, 2000, is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that the Bank will not sustain losses in future periods, which could be greater than the size of the allowance at September 30, 2000.

     The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

                                                                               Nine Months
                                                                                  Ended         Year Ended
                                                                              September 30,    December 31,
                                                                                   2000            1999
                                                                              -------------    -------------
                                                                                  (Dollars in thousands)
   Allowance for loan losses at beginning of period..................         $       1,327    $       1,183
   Provision for loan losses.........................................                   570              600
   Charge-offs.......................................................                  (421)            (714)
   Recoveries........................................................                   106              258
                                                                              -------------    -------------

   Allowance for loan losses at end of period........................         $       1,582    $       1,327
                                                                              =============    =============

                                                                              September 30,     December 31,
                                                                                  2000              1999
                                                                              -------------    -------------
   Allowance to period-end loans.....................................              0.92%            0.95%
   Net charge-offs (recoveries) to average loans.....................              0.20%            0.37%
   Allowance to period-end nonperforming loans.......................            334.46%          299.55%

  Securities

     The Company's securities portfolio as of September 30, 2000, totaled $229.9 million as compared to $244.3 million at December 31, 1999, and $252.4 million at September 30, 1999. The year-to-date decrease of $14.4 million or 5.9% is a result of the shift of proceeds of maturing securities to the loan portfolio. The Company is required to classify its debt and equity securities into one of three categories: held-to-maturity, trading or available-for-sale. Investments in debt securities are classified as held-to-maturity and measured at amortized cost in the financial statements only if management has the intent and ability to hold these securities to maturity. Securities that are bought and held principally for the purposes of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Securities not classified as either held-to-maturity or trading are classified as available-for-sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax in a separate components of stockholders' equity until realized. The value of available-for-sale securities fluctuates with the change in prevailing interest rates. Gains and losses on sales of securities are determined using the specific-identified method.

     As of September 30, 2000, the held-to-maturity portfolio totaled $107.9 million and the available-for-sale portfolio totaled $122.0 million. The net unrealized loss in the available-for-sale portfolio was $3.0 million as of September 30, 2000. The Company tracks but does not record market changes on its held-to-maturity portfolio. At September 30, 2000, the market value of the held-to-maturity portfolio was $104.3 million.

     The following table presents the amortized cost of securities classified as available-for-sale and their approximate fair values at September 30, 2000, and December 31, 1999:

                                                                       September 30, 2000
                                                  -----------------------------------------------------------
                                                                      Gross          Gross
                                                    Amortized      Unrealized     Unrealized        Fair
                                                       Cost           Gain           Loss           Value
                                                  -------------   ------------   ------------   -------------
                                                                     (Dollars in thousands)
  U.S. Government and agency securities.......    $      35,923   $          0   $       (951)  $      34,972
  Mortgage-backed securities..................           28,010             15           (409)         27,616
  Obligations of state and political
    subdivisions..............................           57,615            197         (1,839)         55,973
  Other securities............................            3,407              0              0           3,407
                                                  -------------   ------------   ------------   -------------

  Total securities............................    $     124,955   $        212   $     (3,199)  $     121,968
                                                  =============   ============   ============   =============

                                                                       December 31, 1999
                                                  -----------------------------------------------------------
                                                                      Gross          Gross
                                                    Amortized      Unrealized     Unrealized        Fair
                                                       Cost           Gain           Loss           Value
                                                  -------------   ------------   ------------   -------------
                                                                     (Dollars in thousands)
  U.S. Government and agency securities.......    $      35,877   $          0   $     (1,289)  $      34,588
  Mortgage-backed securities..................           32,066             28           (583)         31,511
  Obligations of state and political
    subdivisions..............................           60,489             50         (3,966)         56,573
  Other securities............................            2,536              0              0           2,536
                                                  -------------   ------------   ------------   -------------

     Total securities.........................    $     130,968   $         78   $     (5,838)  $     125,208
                                                  =============   ============   ============   =============

     The following table presents the amortized cost of securities classified as held-to-maturity and their approximate fair values at September 30, 2000, and December 31, 1999:

                                                                       September 30, 2000
                                                  -----------------------------------------------------------
                                                                      Gross          Gross
                                                    Amortized      Unrealized     Unrealized        Fair
                                                       Cost           Gain           Loss           Value
                                                  -------------   ------------   ------------   -------------
                                                                     (Dollars in thousands)
  U.S. Government and agency securities.......    $      17,693   $          0   $       (637)  $      17,056
  Mortgage-backed securities..................           90,228             41         (3,074)         87,195
                                                  -------------   ------------   ------------   -------------

     Total securities.........................    $     107,921   $         41   $     (3,711)  $     104,251
                                                  =============   ============   ============   =============

                                                                       December 31, 1999
                                                  -----------------------------------------------------------
                                                                      Gross          Gross
                                                    Amortized      Unrealized     Unrealized        Fair
                                                       Cost           Gain           Loss           Value
                                                  -------------   ------------   ------------   -------------
                                                                     (Dollars in thousands)
  U.S. Government and agency securities.......    $      17,633   $          0   $       (812)  $      16,821
  Mortgage-backed securities..................          101,490             58         (4,285)         97,263
                                                  -------------   ------------   ------------   -------------

    Total securities..........................    $     119,123   $         58   $     (5,097)  $     114,084
                                                  =============   ============   ============   =============

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

  Deposits

     Total deposits as of September 30, 2000, were $357.7 million, as compared to $344.7 million at September 30, 1999, an increase of $13.0 million or 3.8%, resulting from growth in same location deposits, combined with the additional deposits of the branch offices. When compared to total deposits of $346.0 million on December 31, 1999, the amount at September 30, 2000, represents a year-to-date increase of $11.7 million, as the deposit growth experienced in 1999 continued through the first nine months of 2000.

     Non-interest bearing demand deposits at September 30, 2000, were $76.6 million, as compared to $72.2 million at September 30, 1999, an increase of $4.4 million or 6.1%. When compared to non-interest bearing demand deposits of $74.3 million on December 31, 1999, the September 30, 2000, amount represents a year-to-date decrease of $2.3 million. The percentage of non-interest bearing deposits to total deposits as of September 30, 2000, continued strong at 21.4%.

     The Bank offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of demand, savings, NOW accounts, money market, and time accounts. The Bank relies primarily on advertising, competitive pricing policies, and customer service to attract and retain these deposits. As of September 30, 2000, the Bank had no deposits classified as brokered funds. Deposits provide generally all the funding for the Bank's lending and investment activities and the interest paid for deposits must be managed carefully to control the level of interest expense.

     The Bank's ratios of average non-interest bearing deposits to average total deposits at September 30, 2000, and December 31, 1999, were 21.8%, and 21.1%, respectively. The daily average balances and weighted average rates paid on deposits for the nine month period ended September 30, 2000 and the year ended December 31, 1999, are presented below:

                                                          Nine Months Ended                  Year Ended
                                                         September 30, 2000               December 31, 1999
                                                   ----------------------------     ----------------------------
                                                       Amount           Rate            Amount           Rate
                                                   -------------     ----------     -------------     ----------
                                                                        (Dollars in thousands)
   NOW accounts................................    $      25,160        2.18%       $      23,540         1.57%
   Regular savings.............................            8,057        2.13                8,086         1.98
   Money Market................................           93,217        4.10               94,397         3.67
   CDs less than $100,000......................           76,244        5.71               79,551         5.16
   CDs $100,000 and over.......................           49,307        5.90               41,027         5.26
   IRAs & QRPs.................................           21,373        5.70               21,643         5.36
                                                   -------------       -----        -------------        -----
     Total interest-bearing deposits...........          273,358        4.76              268,244         4.25

   Noninterest-bearing deposits................           76,293           0               71,658            0
                                                   -------------       -----        -------------        -----

   Total deposits..............................    $     349,651        3.72%       $     339,902         3.36%
                                                   =============       =====        =============        =====

     The following table sets forth the maturity and repricing of the Bank's certificates of deposit that are $100,000 or greater at September 30, 2000, and December 31, 1999:

                                         September 30,     December 31,
                                             2000              1999
                                         -------------     ------------
                                             (Dollars in thousands)

   3 months or less................      $      14,502     $     15,004
   Between 3 months and 1 year.....             26,333           21,061
   Over 1 year.....................             11,711           10,544
                                         -------------     ------------

   Total CDs $100,000 and over.....      $      52,546     $     46,609
                                         =============     ============

  Borrowings

     Other borrowings generally represent borrowings from the FHLB with maturities ranging from one to thirty days. Information relating to these borrowings as of September 30, 2000, is summarized as follows:

                                         September 30,     December 31,
                                             2000              1999
                                         -------------     ------------
                                             (Dollars in thousands)

   Other borrowings:
       Average........................   $      37,466     $     22,637
       Period-end.....................          37,300           34,079
   Maximum month-end balance during
     period (all FHLB borrowings).....          42,100           34,079
   Interest rate:
       Average........................            6.08%            5.32%
       Period-end (weighted average)..            6.46%            5.30%

     At period ending September 30, 2000, the Bank had a borrowing program in effect. The Bank borrowed $8.0 million with a 10 year stated maturity and a 5 year lockout. Those borrowings consist of $6.1 million at 5.19% and $1.9 million at 5.24%.

  Interest Rate Sensitivity

     The Company analyzes its interest rate risk position by use of a simulation model and shock analysis. As of September 30, 2000, the simulation model indicates that, in the event of a 200 basis point increase in underlying market interest rates, the Company's net interest income would decrease 13.9%. Correspondingly, in the event of a 200 basis point decrease in market interest rates, the Company's net interest income would increase by 13.0%. The results of this "rate shock test", which assumes a parallel shift in the yield curve, indicate that the present mix of interest earning assets and interest-bearing liabilities should provide reasonable protection from changes in interest rates. However, because the Company maintains a significant percentage of its assets in investment securities and a significant portion of its investment securities consist of fixed rate securities rather than adjustable rate securities, a rapid increase or decrease in interest rates could have a greater adverse effect on the Company's net interest margin and results of operation. The simulation model also provides a detailed interest rate sensitivity gap ("GAP") analysis, which the Company uses as a secondary source in analyzing its asset/liability mix. At September 30, 2000, the GAP measurement of interest rate sensitive assets minus interest rate sensitive liabilities divided by total assets indicates a cumulative negative GAP of 32.6% through one year and a cumulative positive GAP of 5.6% for all periods. The Company seeks to maintain the cumulative GAP to total assets within 35% for one year.

     The Company's Investment-Asset/Liability Committee has adopted specific investment policies directed at reducing the length of maturity of securities that it purchases and shifting a portion of the securities portfolio to adjustable rate securities.

  Capital Resources and Liquidity

     Stockholders' equity increased to $33.6 million at September 30, 2000, from $29.9 million at December 31, 1999, an increase of $3.7 million or 12.4%. This increase was attributable to $3.8 million in earnings offset by an increase in the net unrealized gain on securities of $1.8 million and payment of dividends of $2.0 million. Cash dividends were declared for March 31, 2000 for $0.10 per share, June 30, 2000 for $0.12 per share, and for September 30, 2000 for $0.12 per share plus an additional $0.07 per share to be paid on or about October 15, 2000.

     Liquidity involves the Company's ability to raise funds through asset growth and reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements, and to operate the Company on an ongoing basis. During the nine months ended September 30, 2000, the Company's liquidity needs have primarily been met by growth in deposits and FHLB borrowings, as previously discussed. The cash position was further supplemented by the amortization of the securities and loan portfolios. Additionally, access to borrowed funds from the FHLB were utilized to take advantage of investment opportunities.

     FHLB advances may be utilized from time to time as either a short-term funding source or a long-term funding source. FHLB advances can be particularly attractive as a long-term funding source to balance interest rate sensitivity and reduce interest rate risk. These borrowing programs are available as either a short-term financing arrangement (usually with maturities ranging from 1-35 days) or as a long-term financing arrangement. Under either of these two arrangements, the Company is required to hold a certain amount of FHLB stock. Generally, FHLB borrowings are limited to a maximum of 75% of the Company's 1-4 family mortgage loans before specific collateral is required. A secondary source of collateral is the delivery of eligible securities. At September 30, 2000, the Company had approximately $133.7 million in eligible securities maintained in safekeeping at the FHLB. In addition, the Company may deliver other collateral which includes credit card and installment loans and are usually assigned a loan-to-value ratio of approximately 90%. Total advances are limited to 50% of assets or total eligible collateral, whichever is less. At September 30, 2000, the Company had total potential borrowings (without purchasing addition stock) of $14.7 million.

     The Bank's risk-based capital ratios remain above the levels designated as "well capitalized". At September 30, 2000, the Bank's tier I capital to assets, tier I risk-based capital, and tier I leverage ratios were 8.23%, 16.32% and 8.45%, respectively.

Merger with BOK Financial Corporation

     On August 18, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with BOK Financial Corporation, an Oklahoma corporation, and BOKF Merger Corporation Number Ten, a Texas corporation, providing for the merger of BOK Merger Corporation with and into the Company. As a result of the merger, the Company will become a wholly-owned subsidiary of BOK Financial and each share of common stock, $1.00 par value, of the Company outstanding immediately prior to the effective time of the merger will be converted into the right to receive an amount equal to (i) $92,000,000 minus the amount of investment banking fees paid by the Company in connection with the transaction, which are estimated to be approximately $552,000, divided by (ii) the number of shares of CNBT common stock outstanding on the effective date of the merger.

     As of September 30, 2000, there were 4,941,361 shares of CNBT common stock issued and outstanding. In addition, the Company has outstanding options to purchase an additional 139,670 shares of CNBT common stock. All outstanding options will be exercised prior to closing and will be treated on a net basis. The aggregate net profit in options is estimated to be approximately $1,372,000. Proceeds to CNBT common stock (excluding options) are estimated to be approximately $90,032,000 or $18.22 per share.

     The Merger Agreement provides that $1 million of the merger consideration will be held back for one year to cover any claims that may be made for breach of any representations and warranties. Accordingly, proceeds to CNBT common stock (excluding options) at the effective time of the merger are estimated to be $89,043,000 or $18.02 per share. If no claims are made against the escrow account, holders of CNBT common stock would receive an additional payment of approximately $0.20 per share plus interest one year following the effective time of the merger.

     Consummation of the merger is subject to the satisfaction of certain conditions, including approval of the Company's stockholders and receipt of all necessary approvals by all government agencies of the transactions contemplated by the Merger Agreement. The Company has scheduled a special meeting of stockholders for November 28, 2000, to vote on the merger. The Merger Agreement provides that the merger cannot be effected prior to January 3, 2001. It is expected that consummation of the merger will occur as soon as practicable after the satisfaction of all such conditions after January 3, 2001.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company's primary market risk exposure is interest rate risk. For information regarding the interest rate risk exposure of the Company's financial instruments, see "Management's Discussion and Analysis of Financial Condition and Results of Operation - Interest Rate Sensitivity" on page 22. The Company's financial instruments generally are not subject to market risks associated with foreign currency exchange rate risk, commodity price risk, or other market risks or price risks (such as equity price risk). The Company did not use derivative financial instruments (such as futures, forwards, swaps, options, and other financial instruments with similar characteristics) to manage its interest rate risk during the quarter ended September 30, 2000.

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

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits.

     Exhibit No.         Item
     -----------         ----

     11 Computation of Earnings Per Share (Included as Note (2) to Interim Consolidated Financial Statements on page 8 of this Form 10-Q)

     27                  Financial Data Schedule

     (b) Reports on Form 8-K.

         Current Report on Form 8-K filed on August 21, 2000, Item 5. Other
Events


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                             CNBT BANCSHARES, INC.
                                 (Registrant)


By /s/ B. RALPH WILLIAMS                          November 8, 2000
   ----------------------------------             ---------------------------
   B. Ralph Williams, President and               Date
   Chief Executive Officer


By /s/ RANDALL W. DOBBS                           November 8, 2000
   ----------------------------------             ---------------------------
   Randall W. Dobbs, Executive Vice               Date
   President/Cashier and Chief
   Operations Officer